Form 10-Q
period 1996-07-27
OFFICEMAX INC /OH/
filed 1996-09-10
CIK 929428

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


      (Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 27, 1996

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                         Commission file number 1-13380
                                                -------

                                 OFFICEMAX, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)



             OHIO                                          34-1573735
             ----                                          ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


            3605 Warrensville Center Road, Shaker Heights, Ohio 44122
            ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (zip code)

                                 (216) 921-6900
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No     .
                                      -----   -----




  Title of Class                                  Shares Outstanding As Of
  --------------                                      August 23, 1996
   Common Shares                                      ---------------
(without par value)                                      123,624,879



                               1 of 21 total pages
                        Exhibit index located at page 13

                                 OFFICEMAX, INC.

                                      INDEX





Part I - Financial Information                                                    Page
- ------------------------------
  Item 1.               Financial Statements                                       3-7

  Item 2.               Management's Discussion and Analysis of Financial          8-10
                        Condition and Results of Operations


Part II - Other Information
- ---------------------------

  Item 1.               Legal Proceedings                                           11

  Item 4.               Submission of Matters to a Vote of Security Holders         11

  Item 6.               Exhibits and Reports on Form 8-K                            11


Signatures                                                                          12

PART I - FINANCIAL INFORMATION
Item 1.  -  Financial Statements

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                  July 27,      January 27,
                                                                    1996           1996
                                                                -----------    -----------
ASSETS
Current assets:
  Cash and equivalents                                          $   202,633    $   365,863
  Accounts receivable, net of allowances
    of $737 and $659, respectively                                   39,152         27,039
  Merchandise inventories                                           780,916        636,211
  Other current assets                                               23,979         20,009
                                                                -----------    -----------
                                                                  1,046,680      1,049,122

Property and equipment:
  Buildings and land                                                 10,949          5,966
  Leasehold improvements                                            106,246        101,624
  Furniture and fixtures                                            166,119        148,581
                                                                -----------    -----------
                                                                    283,314        256,171
  Less accumulated depreciation and amortization                    (95,138)       (75,795)
                                                                -----------    -----------
                                                                    188,176        180,376

Other assets and deferred charges                                    18,043         15,236
Goodwill, net of accumulated amortization
  of $37,147 and $32,452, respectively                              338,439        343,134
                                                                ===========    ===========
                                                                $ 1,591,338    $ 1,587,868
                                                                ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                      $   388,437    $   348,605
  Accrued expenses and other liabilities                             66,171         81,602
  Accrued salaries and related expenses                              29,024         33,482
  Advertising payable                                                12,168         44,802
  Taxes other than income taxes                                      40,211         41,222
                                                                -----------    -----------
                                                                    536,011        549,713
Other long-term liabilities                                          47,462         47,266
                                                                -----------    -----------
      Total liabilities                                             583,473        596,979
                                                                -----------    -----------
Commitments and contingencies                                            --             --

Shareholders' equity:
  Common shares, without par value; 200,000,000 shares
    authorized; 123,619,151 and 123,496,170 shares issued and
    outstanding, respectively                                       852,168        850,557
  Deferred stock compensation                                        (1,029)        (1,482)
  Retained earnings                                                 156,726        141,814
                                                                -----------    -----------
                                                                  1,007,865        990,889
                                                                ===========    ===========
                                                                $ 1,591,338    $ 1,587,868
                                                                ===========    ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)





                                                    13 Weeks Ended                        26 Weeks Ended
                                             ------------------------------      ------------------------------
                                             July 27, 1996    July 22, 1995      July 27, 1996    July 22, 1995
                                             -------------    -------------      -------------    -------------
Sales                                        $    622,132     $     482,460      $  1,352,727     $  1,040,333
Cost of merchandise sold, including
  buying and occupancy costs                      487,460           377,031         1,057,252          809,936
                                             ------------     -------------      ------------     ------------
Gross profit                                      134,672           105,429           295,475          230,397

Store operating and selling expenses              112,967            88,768           238,007          187,128
Pre-opening expenses                                1,869             1,200             2,401            1,506
General and administrative expenses                15,215            11,587            30,100           23,356
Goodwill amortization                               2,348             2,353             4,695            4,706
                                             ------------     -------------      ------------     ------------
  Total operating expenses                        132,399           103,908           275,203          216,696
                                             ------------     -------------      ------------     ------------

Operating income                                    2,273             1,521            20,272           13,701

Interest income (expense), net                      1,635               (25)            4,425            1,261
                                             ------------     -------------      ------------     ------------
Income before income taxes and
  equity income from affiliate                      3,908             1,496            24,697           14,962

Equity income from affiliate                           --               572                --            1,016
                                             ------------     -------------      ------------     ------------
Income before income taxes                          3,908             2,068            24,697           15,978

Income taxes                                        1,550               875             9,785            6,759
                                             ------------     -------------      ------------     ------------
Net income                                   $      2,358     $       1,193      $     14,912     $      9,219
                                             ============     =============      ============     ============
EARNINGS PER COMMON SHARE DATA
  (restated for 3:2 split on July 9, 1996)

Earnings per common share                    $       0.02     $        0.01      $       0.12     $       0.08
                                             ============     =============      ============     ============
Weighted average number of
   common shares outstanding                  125,707,000       116,223,000       125,654,000      116,013,000
                                             ============     =============      ============     ============






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)




                                        Common Shares                Deferred
                                -------------------------------       Stock             Retained
                                    Shares          Amount         Compensation         Earnings           Total
                                ---------------- --------------  -----------------  -----------------  --------------
Balance at January 27, 1996      123,496,170      $   850,557    $      (1,482)     $    141,814       $   990,889

Issuance of common shares
  under director plan                  3,234               49              (49)               --                --

Exercise of stock options             48,285              269               --                --               269

Sale of shares under employee
  share purchase plan                 71,462            1,293               --                --             1,293

Amortization of deferred
  compensation                            --               --              502                --               502

Net income                                --               --              --             14,912            14,912
                                 -----------      -----------    -------------      ------------       -----------

Balance at July 27, 1996         123,619,151      $   852,168    $      (1,029)     $    156,726       $ 1,007,865
                                 ===========      ===========    =============      ============       ===========




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                       26 Weeks Ended
                                                             ---------------------------------
                                                             July 27, 1996       July 22, 1995
                                                             -------------       -------------
CASH PROVIDED BY (USED FOR):

OPERATIONS
   Net income                                                  $  14,912           $   9,219
   Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization                                24,331              19,273
     Deferred income taxes                                           169               1,494
     Increase in other long-term liabilities                         196               3,482
     Increase (decrease) in other, net                               511                (503)
   Change in current assets and current liabilities:
     Increase in inventories                                    (144,706)            (93,970)
     Increase (decrease) in accounts payable                      39,832             (40,147)
     Decrease in other, net                                      (72,574)            (36,841)
                                                               ---------           ---------

           Net cash used for operations                         (137,329)           (137,993)
                                                               ---------           ---------

INVESTING
   Capital expenditures                                          (27,735)            (15,146)
   Decrease in cash on deposit with related party                     --             141,017
   Other, net                                                        288                 182
                                                               ---------           ---------

           Net cash provided by (used for) investing             (27,447)            126,053
                                                               ---------           ---------

FINANCING
   Reduction in long-term debt and capital lease obligations         (16)               (218)
   Net borrowings under revolving credit facility                     --              15,000
   Amount due from underwriters                                       --            (110,177)
   Proceeds from issuance of common stock                          1,562             112,873
                                                               ---------           ---------

           Net cash provided by financing                          1,546              17,478
                                                               ---------           ---------

CASH AND CASH EQUIVALENTS
   Net (decrease) increase for the period                       (163,230)              5,538
   Balance, beginning of period                                  365,863              33,233
                                                               ---------           ---------

   Balance, end of period                                      $ 202,633           $  38,771
                                                               =========           =========

SUPPLEMENTAL INFORMATION

   Interest paid                                               $      --           $     155
                                                               =========           =========

   Income taxes paid                                           $   8,674           $  19,131
                                                               =========           =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE 13 AND 26 WEEKS ENDED
                         JULY 27, 1996 AND JULY 22, 1995


Significant Accounting and Reporting Policies
- ---------------------------------------------

1. The accompanying consolidated financial statements have been prepared from the financial records of OfficeMax, Inc. (the "Company" or "OfficeMax") without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report. The results for any interim period are not indicative of the results to be expected for the full fiscal year. The Company's business is somewhat seasonal, with sales generally higher in the third and fourth quarters of each year and lowest during the second quarter, primarily because of lower office supplies consumption during the summer vacation period.

2. The Company's consolidated financial statements for the 13 weeks ended July 27, 1996 and July 22, 1995 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 27, 1996 which were included in the Company's Annual Report on Form 10-K filed with the Securities Exchange Commission (File No. 1-13380) on April 18, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January.

4. At July 27, 1996, the Company operated a chain of 493 office products superstores in 194 markets, 43 states and Puerto Rico.

5. The Company's policy is to expense pre-opening expenses during the first month of each new store's operation. Consequently pre-opening expense in each period is generally a function of the number of new stores opened during that period.

6. On May 8, 1995, the Company's Cash Management Agreement with Kmart Corporation ("Kmart") expired and the Company activated its $100 million revolving credit facility. As of July 27, 1996, there were no borrowings outstanding under this facility.

7. On May 22, 1996, the Board of Directors declared a three-for-two share split in the form of a 50% share dividend payable July 9, 1996 to shareholders of record as of June 3, 1996. Average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes thereto give retroactive effect to the share dividend.

8. The average common and common equivalent shares utilized in computing earnings per share for the 13 and 26 weeks ended July 27, 1996 include 2,112,583 and 2,058,507 shares, respectively, resulting from the application of the treasury stock method to outstanding stock options.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



RESULTS OF OPERATIONS
- ---------------------

SALES for the 13 and 26 weeks ended July 27, 1996 increased 28.9% and 30.0% to $622,132,000 and $1,352,727,000, respectively, from $482,460,000 and
$1,040,333,000 for the comparable periods a year earlier. These sales increases were primarily attributable to a full period of sales from the 80 stores opened during fiscal 1995, a comparable store sales increase of 13.3% and 14.4% for the 13 weeks and 26 weeks, respectively, and, to a lesser extent, the additional sales from 18 and 25 new superstores and one and three new delivery centers opened during the period. Included in these comparable store sales increases are comparable store computer sales increases that range from 40% to 50% over the same periods a year earlier. During the last nine days of the quarter, sales of all merchandise categories were adversely affected by the record Olympic television viewing audience, particularly during the evening hours as customers stayed home to watch television rather than following normal shopping patterns. This trend continued into the first week of the current third quarter until the Olympics concluded.

COST OF MERCHANDISE SOLD, INCLUDING BUYING AND OCCUPANCY COSTS, increased as a percentage of sales to 78.4% and 78.2% for the 13 and 26 weeks ended July 27, 1996, respectively, from 78.2% and 77.9% of sales for the same periods a year earlier. Correspondingly, gross profit for the 13 and 26 weeks ended July 27, 1996, was 21.6% and 21.8%, respectively, compared to 21.8% and 22.1% for the same periods a year earlier. These decreases in gross profit were primarily attributable to increased lower margin computer sales as a percentage of the total merchandise mix offset by continued leveraging of occupancy costs over higher sales volume.

STORE OPERATING AND SELLING EXPENSES, which consist primarily of store payroll, operating and advertising expenses, decreased to 18.2% and 17.6% for the 13 and 26 weeks ended July 27, 1996, respectively, from 18.4% and 18.0% of sales for the same periods a year earlier. These decreases were primarily as a result of leveraging of payroll expense over higher sales volumes and continued expense control offset by increased noncapitalizable remodeling expense.

PRE-OPENING EXPENSE was $1,869,000 and $2,401,000 for the 13 and 26 weeks ended July 27, 1996, respectively, from $1,200,000 and $1,506,000 for the same periods a year earlier, reflecting the opening of 18 and 25 super stores during the 13 and 26 weeks ended July 27, 1996, compared to 16 and 20 for the same periods a year earlier. Pre-opening expenses averaged approximately $75,000 per store for both the current and prior year, consisting primarily of store payroll, supplies and grand opening advertising. During the second quarter the Company also opened nine FurnitureMaxes and five CopyMaxes, which pre-opening expenses average approximately $25,000 and $35,000, respectively, per store.

GENERAL AND ADMINISTRATIVE EXPENSES were 2.5% and 2.2% for the 13 and 26 weeks ended July 27, 1996, respectively, compared to 2.4% and 2.2% for the same periods a year earlier. The increase during the quarter reflects the Company's comprehensive program to ensure that it continues to expand its management team to keep pace with its projected growth, both in the United States and abroad, as well as with respect to new initiatives, such as FurnitureMax and CopyMax.

GOODWILL AMORTIZATION was $2,348,000 and $4,695,000 for the 13 and 26 weeks ended July 27, 1996, respectively, as compared to $2,353,000 and $4,706,000 for the comparable periods a year earlier. Goodwill is capitalized and amortized over 40 years using the straight line method.

OPERATING INCOME increased to $2,273,000 and $20,272,000 or 0.4% and 1.5% of sales, for the 13 and 26 weeks ended July 27, 1996, respectively, as compared to operating income of $1,521,000 and $13,701,000, or 0.3% and 1.3% of sales, for the same periods a year earlier.

INTEREST INCOME (EXPENSE), NET was $1,635,000 and $4,425,000 for the 13 and 26 weeks ended July 27, 1996, respectively, compare to $(25,000) and $1,261,000 for the same periods a year earlier. Interest income for the 13 and 26 week periods was primarily attributable to interest earned on cash received from both the Company's July

1995 public offering and the sale of its approximate 20% interest in Corporate Express, Inc. ("Corporate Express") in September 1995.

EQUITY INCOME FROM AFFILIATE for the prior year 13 and 26 week periods were $572,000 and $1,016,000, respectively, and represents the Company's proportionate share of income reported by Corporate Express for the three and six months ended July 22, 1995. The Company sold its entire interest in Corporate Express on September 10, 1995.

INCOME TAXES were $1,550,000 and $9,785,000 for the 13 and 26 weeks ended July 27, 1996, respectively, as compared to $875,000 and $6,759,000 for same periods a year ago. The effective tax rates for both periods are different from the federal statutory income tax rate primarily as a result of non-deductible goodwill amortization expense, tax exempt interest and state and local taxes.

NET INCOME as a result of the foregoing factors, was $2,358,000 and $14,912,000 for the 13 and 26 weeks ended July 27, 1996, respectively, as compared $1,193,000 and $9,219,000 for the same periods a year earlier.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Net cash used for operations for the 26 weeks ended July 27, 1996 was $137,329,000. Funding required for working capital increased primarily due to additional inventory relating to seasonal factors, the 25 new superstores and three new delivery centers opened during the period, offset by higher accounts payable. Net cash used for investing activities was $27,447,000 for the period, principally as a result of the purchase of fixed assets. Net cash provided by financing was $1,546,000 for the period, primarily from net proceeds received from the sale of shares under the Company's share purchase plans.

The Company plans to open 25 new OfficeMax superstores, 14 new FurnitureMax stores, 14 new CopyMax stores, two delivery centers and remodel 17 existing superstores during the current quarter ending October 26, 1996. Management estimates that the Company's cash requirements for these openings and remodels, exclusive of pre-opening expenses, will be approximately $1,050,000, $215,000, $335,000, $550,000 and $198,000, respectively, for each additional OfficeMax, FurnitureMax, CopyMax, delivery center and store remodel. For an OfficeMax superstore, the requirements include an average of approximately $450,000 for leasehold improvements, fixtures, point-of-sales terminals and other equipment, and approximately $600,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $75,000 for an OfficeMax superstore, $35,000 for a CopyMax store and $25,000 for a FurnitureMax store.

In order to finance its operations and capital requirements, including its expansion strategy, the Company expects to use funds generated from operations as well as its current cash reserves, and, to the extent necessary, seasonal short-term borrowings. The Company has available through May 1999 a $100 million revolving credit facility, of which no borrowings were outstanding as of July 27, 1996.


FORWARD-LOOKING STATEMENTS
- --------------------------

Certain statements in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Commission. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The future operating results of the Company may be affected by a number of factors, including without limitation the following:

The Company operates in the office products industry, which is highly competitive. The Company competes with other high-volume, discount office products superstore chains, such as Office Depot, Inc. and Staples, Inc. that are similar to the Company in terms of store format, pricing strategy and product selection. On September 4, 1996, Staples and Office Depot announced a definitive agreement to merge, which will create a new entity that will have sales exceeding $10 billion. Recognizing that the Company's two main competitors plan to merge, and that they may have greater resources than the Company, no assurance can be given that this merger will not have an adverse effect on the Company's business. The Company's expansion into new geographic markets in which its competitors are already established, and expansion of the Company's competitors into markets in which the Company is currently operating, have had, and may continue to have, an adverse effect on the Company's operations. In addition, the Company believes that it will face increased competition in the future as the Company and its competitors continue to expand their operations. Any attempt by the Company or any of its competitors to reduce prices systematically to gain market share or otherwise could result in industry wide reduced prices and lower gross margins.

Over the last few years, the Company's rapid growth has resulted largely from the Company's aggressive new store opening strategy. While the Company intends to continue pursuing an aggressive new store expansion strategy by opening at least 80 new superstores in each of fiscal 1996 and 1997 and by continuing to consider strategic acquisitions, there is no guarantee that the Company's historic growth rate can or will continue or that such new store openings or acquisitions will occur. The Company's ability to open new superstores at its planned rate is dependent on a number of factors, including the identification and availability of suitable sites, the negotiation of acceptable leases for these sites, the hiring, training and retention of skilled personnel, the availability of adequate financing, and other factors, some of which are beyond the control of the Company. In addition, the Company's expansion strategy includes clustering new stores in existing markets, which results in some transfer of sales from existing stores to the new locations. While management believes that its aggressive expansion strategy will improve its overall market position and, ultimately, its profitability, there can be no assurance that this will occur.

The Company intends to continue to expand the operations of its related businesses, CopyMax and FurnitureMax--initiatives which are still largely unproven. The expansion of these related businesses requires the investment of significant cash and resources, which may diminish the Company's overall success and profitability. There is no guarantee that either CopyMax or FurnitureMax ultimately will be profitable.

The Company is largely dependent on the services of Michael Feuer, the Company's Co-Founder, Chairman and Chief Executive Officer, and its senior management. The loss of Mr. Feuer or any of the Company's other senior management could have an adverse impact on the Company.

The Company has entered into a joint venture agreement with locally-based companies in Mexico and is in active negotiations with potential joint venture partners in various countries in Asia. The Company is also exploring the possibility of expansion into other international markets as well. There is no guarantee that the Company will develop or maintain significant operations internationally or that any such operations will be successful. Any international operations established by the Company will be subject to risks similar to those affecting its North American operations in addition to a number of other risks, including lack of complete operating control, lack of local business experience, foreign currency fluctuations, language and other cultural barriers and political and economic instability.

The Company expects that its current cash and cash equivalents and funds available under its revolving credit facility will be sufficient to fund its planned store openings and other operating cash needs for at least the next 12 months. However, there can be no assurance that the Company will not require additional sources of financing prior to that time as a result of unanticipated cash needs, acquisitions or other opportunities or disappointing operating results. There also can be no assurance that any additional funds required by the Company will be available to the Company on satisfactory terms.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

At the Annual Meeting of Shareholders of OfficeMax, Inc. held on May 22, 1996, the nominees for election as Directors of the Corporation were elected without opposition. The vote of the common stock, on a pre-split basis, with respect to this election was:

                    Nominee                                   Number of Shares For
                    -------                                   --------------------
          Term expiring in 1998:
               Burnett W. Donoho                                  71,962,042
               D. Dwayne Hoven                                    71,959,588
               James W. McCann                                    71,958,586
               Sydell L. Miller                                   71,964,006

With respect to the proposed amendment to the 1994 Share Option Plan, the Board of Directors adopted the proposed amendment as submitted by the votes indicated below:


                                                                 Number of Shares
                                                                 ----------------
                         For the proposal:                          60,092,169
                         Against the proposal:                      11,926,367

The number of shares of broker non-votes for the above proposal was none.


With respect to the notification of the selection of Price Waterhouse LLP as the Company's auditors for fiscal 1996, the Board of Directors adopted the proposed amendment as submitted by the votes indicated below:

                                                                 Number of Shares
                                                                 ----------------
                         For the proposal:                          72,096,173
                         Against the proposal:                          83,266

The number of shares of broker non-voters for the above proposal was none.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

Exhibits:

(a)   Exhibits:               10.01     OfficeMax Equity-Based Award Plan (Amended and Restated
                                        1994 Share Option Plan)

(b)   Reports on Form 8-K:    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OFFICEMAX, INC.
                                    (Registrant)




Date:  September 6, 1996           By:  /s/ John C. Belknap
                                        --------------------------------------------------
                                        John C. Belknap
                                        Executive Vice  President, Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.         Description of Exhibit                                                     Sequential Page No.
- -----------         ----------------------                                                     -------------------
10.01               Exhibits: 10.01 OfficeMax Equity-Based Award Plan (Amended and Restated            14
                    1994 Share Option Plan)

27                  Financial Data Schedule