Form 10-Q
period 1996-10-26
OFFICEMAX INC /OH/
filed 1996-12-09
CIK 929428

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 26, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________.

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
              ----   ----

         Title of Class                          Shares Outstanding As Of
         --------------                              October 26, 1996
         Common Shares                               ----------------
      (without par value)                              123,739,534

                                 OFFICEMAX, INC.

                                      INDEX





   Part I - Financial Information                                         Page
   ------------------------------

     Item 1.       Financial Statements                                   3-7

     Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    8-9


   Part II - Other Information
   ---------------------------

     Item 1.       Legal Proceedings                                       10

     Item 6.       Exhibits and Reports on Form 8-K                        10


   Signatures                                                              11

PART I - FINANCIAL INFORMATION
Item 1.  -  Financial Statements

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                         October 26,       January 27,
 ASSETS                                                      1996              1996
                                                        ---------------   ---------------
Current assets:
  Cash and equivalents                                     $    197,266    $   365,863
  Accounts receivable, net of allowances
    of $766 and $659, respectively                               64,924         27,039
  Merchandise inventories                                       855,193        636,211
  Other current assets                                           24,824         20,009
                                                            -----------    -----------
                                                              1,142,207      1,049,122

Property and equipment:
  Buildings and land                                             13,673          5,966
  Leasehold improvements                                        110,499        101,624
  Furniture and fixtures                                        185,600        148,581
                                                            -----------    -----------
                                                                309,772        256,171
  Less accumulated depreciation and amortization               (105,540)       (75,795)
                                                            -----------    -----------
                                                                204,232        180,376

Other assets and deferred charges                                19,222         15,236
Goodwill, net of accumulated amortization
  of $39,494 and $32,452, respectively                          336,092        343,134
                                                            -----------    -----------
                                                            $ 1,701,753    $ 1,587,868
                                                            ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                  $   452,289    $   348,605
  Accrued expenses and other liabilities                         72,200         81,602
  Accrued salaries and related expenses                          32,805         33,482
  Advertising payable                                            17,757         44,802
  Taxes other than income taxes                                  44,651         41,222
                                                            -----------    -----------
                                                                619,702        549,713
Other long-term liabilities                                      49,109         47,266
                                                            -----------    -----------
      Total liabilities                                         668,811        596,979
                                                            -----------    -----------

Commitments and contingencies                                      --             --

Shareholders' equity:
  Common shares, without par value; 200,000,000 shares
    authorized; 123,739,534 and 123,496,170 shares issued       853,299        850,557
    and outstanding, respectively
  Deferred stock compensation                                      (802)        (1,482)
  Retained earnings                                             180,445        141,814
                                                            -----------    -----------
                                                              1,032,942        990,889
                                                            -----------    -----------
                                                            $ 1,701,753    $ 1,587,868
                                                            ===========    ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.




                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)





                                                       13 Weeks Ended                         39 Weeks Ended
                                            --------------------------------------  ------------------------------------
                                            October 26, 1996    October 21, 1995    October 26, 1996   October 21, 1995
                                            ------------------  ------------------  -----------------  -----------------

Sales                                         $   859,781       $     679,017       $   2,212,508      $   1,719,350
Cost of merchandise sold, including
  buying and occupancy costs                      669,794             526,493           1,727,046          1,336,429
                                            -------------       -------------       -------------      -------------

Gross Profit                                      189,987             152,524             485,462            382,921

Store operating and selling expenses              131,488             108,300             369,495            295,428
Pre-opening expenses                                2,410               1,700               4,811              3,206
General and administrative expenses                16,641              12,943              46,741             36,299
Goodwill amortization                               2,346               2,354               7,041              7,060
                                            -------------       -------------       -------------      -------------

   Total operating expenses                       152,885             125,297             428,088            341,993

Operating income                                   37,102              27,227              57,374             40,928

Interest income, net                                1,635               2,403               6,060              3,664
                                            -------------       -------------       -------------      -------------
Income before income taxes and
  equity income from affiliate                     38,737              29,630              63,434             44,592

Equity income from affiliate                           --               1,162                  --              2,178
Gain on sale of affiliate                              --             118,014                  --            118,014
                                            -------------       -------------       -------------      -------------
Income before income taxes                         38,737             148,806              63,434            164,784

Income taxes                                       15,018              61,098              24,803             67,857
                                            -------------       -------------       -------------      -------------

Net income                                    $    23,719       $      87,708       $      38,631      $      96,927
                                            =============       =============       =============      =============

EARNINGS PER COMMON SHARE DATA:
  (RESTATED FOR 3:2 SPLIT ON JULY 9, 1996)

Earnings per common share                     $      0.19       $        0.70       $         0.31      $       0.81
                                            =============       =============       ==============     =============

Weighted average number of
   common shares outstanding                  125,191,000         125,366,000          125,447,000       119,145,000
                                            =============       =============       ==============     =============






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)






                                        Common Shares                Deferred
                                -------------------------------       Stock           Retained
                                    Shares          Amount         Compensation       Earnings         Total
                                ---------------- --------------  -----------------  --------------  -------------

Balance at January 27, 1996     123,496,170       $850,557          $(1,482)          $141,814       $  990,889

Issuance of common shares
  under director plan                 3,660             55              (55)               --               --

Exercise of stock options           142,238            784              --                 --               784

Sale of shares under employee
  share purchase plan                97,466          1,903              --                 --             1,903

Amortization of deferred
  compensation                         --             --                735               --                735

Net income                             --             --                --              38,631           38,631
                                -----------       --------          --------          --------       ----------

Balance at October 26, 1996     123,739,534       $853,299          $  (802)          $180,445       $1,032,942
                                ===========       ========          ========          ========       ==========




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                                      39 Weeks Ended
                                                                          ----------------------------------------
                                                                          October 26, 1996        October 21, 1995
                                                                          ----------------       -----------------
CASH PROVIDED BY (USED FOR):

OPERATIONS
   Net income                                                                 $  38,631             $  96,927
   Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization                                               37,173                29,863
     Deferred income taxes                                                         (575)                1,031
     Increase in other long-term liabilities                                      1,843                 3,489
     Gain on sale of affiliate                                                     --                (118,014)
     Increase (decrease) in other, net                                              744                (1,412)
   Change in current assets and current liabilities:
     Increase in inventories                                                   (218,982)             (180,861)
     Increase  in accounts payable                                              103,684                54,661
     Decrease (increase) in other, net                                          (78,201)               31,877
                                                                              ---------             ---------

           Net cash used for operations                                        (115,683)              (82,439)
                                                                              ---------             ---------

INVESTING
   Capital expenditures                                                         (54,253)              (31,841)
   Proceeds from the sale of affiliate                                             --                 195,831
   Decrease in cash on deposit with related party                                  --                 141,017
   Other, net                                                                    (1,332)                  195
                                                                              ---------             ---------

           Net cash (used for) provided by investing                            (55,585)              305,202
                                                                              ---------             ---------

FINANCING
   Reduction in capital lease obligations                                           (16)                 (293)
   Proceeds from issuance of common stock                                         2,687               114,798
                                                                              ---------             ---------

           Net cash provided by financing                                         2,671               114,505
                                                                              ---------             ---------

CASH AND CASH EQUIVALENTS
   Net (decrease) increase for the period                                      (168,597)              337,268
   Balance, beginning of period                                                 365,863                33,233
                                                                              ---------             ---------

   Balance, end of period                                                     $ 197,266             $ 370,501
                                                                              =========             =========

SUPPLEMENTAL INFORMATION

   Interest paid                                                              $    --               $     217
                                                                              =========             =========

   Income taxes paid                                                          $  15,054             $  20,485
                                                                              =========             =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE 13 AND 39 WEEKS ENDED
                      OCTOBER 26, 1996 AND OCTOBER 21, 1995


Significant Accounting and Reporting Policies
---------------------------------------------

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

2. The Company's consolidated financial statements for the 13 weeks ended October 26, 1996 and October 21, 1995 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 27, 1996 which were included in the Company's Annual Report on Form 10-K filed with the Securities Exchange Commission (File No. 1-13380) on April 18, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January.

4. At October 26, 1996, the Company operated a chain of 517 office products superstores in 201 markets, 44 states and Puerto Rico.

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

7. The average common and common equivalent shares utilized in computing earnings per share for the 13 and 39 weeks ended October 26, 1996 include 1,513,763 and 1,806,523 shares, respectively, resulting from the application of the treasury stock method to outstanding stock options.

8. On September 11, 1995, the Company sold its approximate 20% ownership interest in the contract stationer Corporate Express, Inc. for $195,831,000, which resulted in a net after-tax gain of $69,124,000, or $0.55 per share, in the third quarter of fiscal 1995.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



RESULTS OF OPERATIONS
---------------------

SALES for the 13 and 39 weeks ended October 26, 1996 increased 26.6% and 28.7% to $859,781,000 and $2,212,508,000, respectively, from $679,017,000 and
$1,719,350,000 for the comparable periods a year earlier. These sales increases were primarily attributable to a full period of sales from the 80 stores opened during fiscal 1995, a comparable store sales increase of 10% and 13% for the 13 weeks and 39 weeks, respectively, and, to a lesser extent, the additional sales from 24 and 49 new superstores and two and five new delivery centers opened during the respective periods.

COST OF MERCHANDISE SOLD, INCLUDING BUYING AND OCCUPANCY COSTS, increased as a percentage of sales to 77.9% and 78.1% for the 13 and 39 weeks ended October 26, 1996, respectively, from 77.5% and 77.7% of sales for the same periods a year earlier. Correspondingly, gross profit for the 13 and 39 weeks ended October 26, 1996, was 22.1% and 21.9%, respectively, compared to 22.5% and 22.3% for the same periods a year earlier. These decreases in gross profit were primarily attributable to increased lower margin computer sales as a percentage of the total merchandise mix offset by continued leveraging of occupancy costs over higher sales volume.

STORE OPERATING AND SELLING EXPENSES, which consist primarily of store payroll, operating and advertising expenses, decreased to 15.3% and 16.7% for the 13 and 39 weeks ended October 26, 1996, respectively, from 16.0% and 17.2% of sales for the same periods a year earlier. These decreases were primarily as a result of leveraging of advertising and payroll expense over higher sales volumes and continued expense control offset by increased noncapitalizable remodeling expense.

PRE-OPENING EXPENSE was $2,410,000 and $4,811,000 for the 13 and 39 weeks ended October 26, 1996, respectively, increasing from $1,700,000 and $3,206,000 for the same periods a year earlier, reflecting the opening of 24 and 49 super stores during the 13 and 39 weeks ended October 26, 1996, compared to 20 and 40 for the same periods a year earlier. Pre-opening expenses averaged approximately $75,000 per store for both the current and prior year, consisting primarily of store payroll, supplies and grand opening advertising. During the third quarter the Company also opened 11 FurnitureMaxes and 10 CopyMaxes, which pre-opening expenses average approximately $25,000 and $35,000, respectively, per store.

GENERAL AND ADMINISTRATIVE EXPENSES were 1.9% and 2.1% for the 13 and 39 weeks ended October 26, 1996, respectively, unchanged compared to the same periods a year earlier.

GOODWILL AMORTIZATION was $2,346,000 and $7,041,000 for the 13 and 39 weeks ended October 26, 1996, respectively, as compared to $2,354,000 and $7,060,000 for the comparable periods a year earlier. Goodwill is capitalized and amortized over 40 years using the straight line method.

OPERATING INCOME increased to $37,102,000 and $57,374,000 or 4.3% and 2.6% of sales, for the 13 and 39 weeks ended October 26, 1996, respectively, as compared to operating income of $27,227,000 and $40,928,000, or 4.0% and 2.4% of sales, for the same periods a year earlier.

INTEREST INCOME, NET was $1,635,000 and $6,060,000 for the 13 and 39 weeks ended October 26, 1996, respectively, compared to $2,403,000 and $3,664,000 for the same periods a year earlier. Interest income for the 13 and 39 week periods was primarily attributable to interest earned on cash received from both the Company's July 1995 public offering and the sale of its approximate 20% interest in Corporate Express, Inc. ("Corporate Express") in September 1995.

EQUITY INCOME FROM AFFILIATE for the prior year 13 and 39 week periods was $1,162,000 and $2,178,000, respectively, and represents the Company's proportionate share of income reported by Corporate Express, Inc.

for the three and nine months ended October 21, 1995. The Company sold its entire interest in Corporate Express on September 10, 1995.

GAIN ON SALE OF AFFILIATE was $118,014,000 for the 13 and 39 weeks ended October 21, 1995 resulting from the Company selling its entire interest in Corporate Express (see Note 8 to the consolidated financial statements on page 7).

INCOME TAXES were $15,018,000 and $24,803,000 for the 13 and 39 weeks ended October 26, 1996, respectively, as compared to $61,098,000 and $67,857,000 for same periods a year ago. The effective tax rates for both periods are different from the federal statutory income tax rate primarily as a result of tax exempt interest, state and local taxes and equity income from affiliate.

NET INCOME as a result of the foregoing factors, was $23,719,000 and $38,631,000 for the 13 and 39 weeks ended October 26, 1996, respectively, as compared $87,708,000 and $96,927,000 for the same periods a year earlier, which includes a net after-tax gain of $69,124,000, or $0.55 per share, resulting from the Company's sale of its interest in Corporate Express (see Note 8 to the consolidated financial statements on page 7).


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash used for operations for the 39 weeks ended October 26, 1996 was $115,683,000. Funding required for working capital increased primarily due to additional inventory relating to seasonal factors, the 49 new superstores and five new delivery centers opened during the period, offset by higher accounts payable. Net cash used for investing activities was $55,585,000 for the period, principally as a result of the purchase of fixed assets. Net cash provided by financing was $2,671,000 for the period, primarily from net proceeds received from the sale of shares under the Company's share purchase plans.

The Company plans to open approximately 47 new OfficeMax superstores, 51 new FurnitureMax stores, 56 new CopyMax stores and remodel 60 existing superstores during the current quarter ending January 25, 1997. Management estimates that the Company's cash requirements for these openings and remodels, exclusive of pre-opening expenses, will be approximately $1,050,000, $215,000, $335,000, and $198,000, respectively, for each additional OfficeMax, FurnitureMax, CopyMax, and store remodel. For an OfficeMax superstore, the requirements include an average of approximately $450,000 for leasehold improvements, fixtures, point-of-sales terminals and other equipment, and approximately $600,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $75,000 for an OfficeMax superstore, $35,000 for a CopyMax store and $25,000 for a FurnitureMax store.

In order to finance its operations and capital requirements, including its expansion strategy, the Company expects to use funds generated from operations as well as its current cash reserves, and, to the extent necessary, seasonal short-term borrowings. The Company has available through May 1999 a $100 million revolving credit facility, of which no borrowings were outstanding as of October 26, 1996.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

None.
-----

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits:

(a)   Exhibits:

      27 - Financial Data Schedule

(b)   Reports on Form 8-K:    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             OFFICEMAX, INC.
                             ---------------
                              (Registrant)




Date: December 9, 1996           By: /s/ John C. Belknap
                                    -----------------------------
                                     John C. Belknap
                                     Executive Vice President, Chief Financial
                                     Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)