Form 10-K
period 1997-01-25
OFFICEMAX INC /OH/
filed 1997-04-24
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended JANUARY 25, 1997
                                             ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to
         _____________

                         Commission file number 1-13380
                                               --------

                                 OFFICEMAX, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

                          OHIO                                                          34-1573735
                          ----                                                         -----------
(State or other jurisdiction of incorporation or organization)             (I.R.S. employer identification no.)

            3605 WARRENSVILLE CENTER ROAD, SHAKER HEIGHTS, OHIO 44122
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (216) 921-6900
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
COMMON SHARES, WITHOUT PAR VALUE                 NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes     No
                                   ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 1997 was approximately $1,624,445,672.

The number of Common Shares, without par value, of the Registrant outstanding as of March 28, 1997 was 123,835,169.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement dated April 17, 1997, for use at the Annual Meeting of Shareholders to be held on May 19, 1997 are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         OfficeMax, Inc. ("OfficeMax" or the "Company"), one of the fastest growing specialty retailers in the United States, last year became the fourth company in U.S. business history to exceed $3 billion in sales in less than nine years from the date founded. At the close of fiscal 1996, the Company operated 564 high volume, deep discount office product superstores in over 220 markets in 47 states and Puerto Rico, as well as three national call centers, 17 delivery centers and a new OfficeMax retail joint venture in Mexico. At March 30, 1997, OfficeMax had 579 office product superstores which is more stores in the United States than any other office product superstore chain.

         The Company sells its merchandise primarily to small and medium businesses, home office customers and individual consumers. Through its growing delivery and catalog operations, OfficeMax also serves the medium and larger corporate customer. Additionally, the Company operates OfficeMax OnLine on the Internet, which enables customers to buy a wide assortment of OfficeMax merchandise using their personal computers.

         OfficeMax TriMax Super Centers, the Company's latest store format, range in size from 23,500 to 36,000 square feet. These Super Centers feature an OfficeMax superstore that offers approximately 7,700 supply items together with store-within-a-store modules of FurnitureMax and CopyMax, which are devoted to office furniture and "print-for-pay" services, respectively. The Company's new format now includes a "TechMax" department, which showcases the latest in computers, wireless digital technology and similarly related technology products.

HISTORY

         OfficeMax, which was co-founded by Michael Feuer, its current Chairman and Chief Executive Officer, opened its first superstore in suburban Cleveland, Ohio in July 1988. During the subsequent 28 months, the Company opened 28 superstores and acquired an additional seven stores from Office World, Inc., a deep-discount office products retailer located in the greater Chicago area.

         In November 1990, Kmart Corporation ("Kmart") acquired a 21.6% equity interest in the Company. As part of this transaction, OfficeMax acquired from Kmart five deep-discount office products superstores that operated under the name "Office Square" in the Chicago, Illinois and Akron/Canton, Ohio markets. In November 1991, Kmart increased its ownership interest in the Company to in excess of 90% by purchasing all of the outstanding capital shares of the Company except for certain shares held by the Company's co-founders.

         In June 1992, the Company acquired OW Office Warehouse, Inc., a 41 store office product superstore chain with stores located primarily in the Mid-Atlantic region. In March 1993, the Company acquired BizMart, Inc., a 105 store national office products superstore chain with stores located in the Southwest, West and Pacific Northwest regions of the United States. Immediately following each acquisition, the acquired stores were operationally integrated, remodeled, remerchandised and converted to the OfficeMax name, merchandise presentation and format. As a result of these acquisitions and the opening of new superstores, OfficeMax achieved a national presence.

         On November 2, 1994, the Company completed an initial public offering ("IPO") of its Common Shares at $8.44 per share (adjusted to give effect for 3-for-2 splits of the Company's Common Shares effected in the form of dividends paid on July 12, 1995 and July 9, 1996). The net proceeds from the IPO were paid to Kmart in exchange for certain funding amounts previously provided by Kmart to the Company. As a result of the IPO, Kmart's ownership interest in OfficeMax was reduced to approximately 24.6%.

         On July 20, 1995, the Company completed a primary and secondary offering ("the Secondary Offering") consisting of 8,627,774 primary shares and 28,205,289 secondary shares owned by Kmart. Net proceeds to the Company from the Secondary Offering was $110,177,000. Following completion of the Secondary Offering Kmart no longer owned an interest in OfficeMax.

         On September 11, 1995, the Company sold its approximate 20% interest in the contract stationer, Corporate Express, Inc. ("Corporate Express"), for $195,831,000, resulting in a pre-tax gain of approximately $118,014,000 ($69,124,000 after-tax gain, or $0.57 per share).

INDUSTRY OVERVIEW

         Over the past approximately eight years, the office products industry has experienced rapid growth which the Company believes is primarily attributable to a shift in the United States to a more service oriented economy and the increasing utilization of technology, such as computers and fax machines, in businesses and homes. The Company believes that these trends will continue to expand the office products industry and will create opportunities for continued growth in market share for operators of high-volume office products superstores such as OfficeMax.

         Small and Medium-Sized Business Market. The Company's primary target market consists of small and medium-sized businesses, employing between one and 100 employees, home office customers and individual consumers. During the early to mid 1980's, this market was served primarily by traditional office products retailers which typically operated small stores offering limited services and a limited selection of in-stock merchandise purchased from wholesalers or other distributors and sold to the ultimate consumer at manufacturers' or catalog list prices. Conversely, office products superstores, such as OfficeMax, feature a wide selection of name-brand and private label merchandise purchased directly from the manufacturer and sold at deep-discount prices that are typically 30% to 70% below manufacturers' suggested retail and catalog list prices. As a result of their ability to offer selection, service and discount prices, office products superstores are capturing an increasing percentage of the retail office products market in the United States.

         Large Business Market. Large businesses, employing over 100 people, have historically been served primarily by traditional commercial office suppliers, known as "contract stationers," which provide their large business customers with a wide variety of office products purchased from manufacturers and intermediate wholesalers, generally for next-day delivery. This is a large and very fragmented segment of the office products industry with the six largest contract stationers only controlling 25% of the market. Contract stationers typically utilize an in-house, commissioned sales force to solicit orders from the purchasing departments of their customers, which order merchandise from the contract stationer's or an intermediate wholesaler's catalog.

BUSINESS STRATEGY

         The Company's strategy is to expand its market share, to be a leading provider of office products, supplies and services in each of the markets in which it competes and to continue expanding into new markets, including expansion internationally. The key elements of this strategy are as follows:

         Extensive Selection of Merchandise in an Easy to Shop Format and Presentation. Each OfficeMax superstore offers approximately 7,700 stock keeping units ("SKU's") of quality, in-stock, name-brand and private label merchandise. This represents a breadth and depth of in-stock items that are not available from traditional office products retailers, specialty office products retailers, mass merchandisers or wholesale clubs. The Company's bold and dramatic merchandise presentation is highlighted by wide aisles, bright lighting with open ceilings, colorful signage and bold graphics. This easy to shop presentation is designed to enhance customer convenience, create an enjoyable shopping experience different from that provided by the Company's competitors and promote impulse buying, thereby increasing sales.

         Everyday Low Prices. The Company's everyday low price policy is to offer deep-discount prices that are typically 30% to 70% below manufacturers' suggested retail and catalog list prices. In addition, the Company guarantees its low prices up to 155%. OfficeMax will match any advertised price or refund the difference on an item purchased within seven days. An additional 55% merchandise credit will be issued if the lower price is from an office products superstore such as Staples, Inc. ("Staples") and Office Depot, Inc. ("Office Depot").

         Customer Service. To develop and maintain customer loyalty, OfficeMax has fostered a customer-oriented culture that demands a high level of customer service from each associate. The Company views the quality of its customers' interaction with its associates as critical to its success. Toward this end, the Company emphasizes training and personnel development, seeks to attract and retain well qualified, highly motivated associates, and has centralized most administrative functions at its corporate office and call centers to enable in-store associates to focus primarily on serving the customer.

         Focused Expansion. The Company enters markets that provide multi-store opportunities combined with markets in which the Company believes a single OfficeMax superstore can be one of the dominant office products suppliers. Prospective locations are evaluated using on-site surveys conducted by real estate experts and field operations personnel coupled with a proprietary real estate selection model, which assesses potential store locations and incorporates computer-generated mapping. The model analyzes a number of factors that have contributed to the success of existing OfficeMax locations including the location's size, visibility, accessibility and parking capacity, potential sales transfer effects on existing OfficeMax stores and relevant demographic information, such as the number of businesses and the income and education levels in the area.

         New retailing concepts. During the last two years, OfficeMax has launched new retailing concepts, which provide additional products and services to the Company's customers and an opportunity for incremental store traffic, including the store-within-a-store modules, CopyMax and FurnitureMax. CopyMax offers customers a wide range of "print-for-pay" services, from self-service black and white copying to full service state of the art digital printing and publishing. FurnitureMax provides expanded furniture selection and specialized services. The Company's newest format, TechMax, features the latest in communication products. These concepts are discussed in greater detail under the headings "Stores" and "Expansion".

         Network of delivery centers. The Company's expanded network of delivery centers and catalog call centers have opened up new channels of distribution to drive the core office supply business. The delivery centers service the majority of the markets in which OfficeMax superstores are located, significantly increasing the Company's ability to capture market share in the medium and large business segments.

         QuadMax-Electronic Retailing. QuadMax, the Company's online electronic retailing division, consists of four components and is designed to capitalize on the emerging and rapidly expanding online computer industry. The OfficeMax OnLine web site, introduced in March 1995, is one component of the QuadMax initiative and features thousands of office products, computers, software and related merchandise. OfficeMax OnLine currently is available on America Online and the Internet through the Company's world wide web site, www.officemax.com. The other three components which are scheduled to be rolled out in 1997 are kiosks, CD-ROM catalogs and OfficeMax Corporate Direct. The touch-screen, networked, in-store kiosks will replace the current in-store paper special order catalog and contribute to improved inventory management. The kiosk technology also enables kiosks to be placed in banks, office buildings, hotels and other facilities with high volumes of business traffic and provide customers with the ability to order more than 20,000 office supplies, furniture, computers and business machines and receive next day delivery via the OfficeMax delivery system. The new interactive CD-ROM catalogs will provide the small office/home office customer with real time information, instant pricing updates and electronic ordering capability. Through OfficeMax Corporate Direct, the Company plans during fiscal 1997 to increase its emphasis on targeting companies employing between 50 and 300 office employees. Corporate Direct is an Internet based purchasing system for these larger companies which is currently being tested in several markets. This initiative will be supported by the Company's existing delivery center facilities, systems and online technology.

         International Opportunities. During the second-half of fiscal 1996, the Company opened two OfficeMax superstores in Mexico City through a joint venture with its Mexican partner, Grupo OpriMax, a Mexican corporation. In fiscal 1997, the joint venture plans to continue to open superstores in Mexico. Additionally, during fiscal 1996 OfficeMax announced the formation of a joint venture with JUSCO Company Ltd., a Japanese corporation, to open office products superstores in Japan. The Company is currently in the process of building an infrastructure for this venture and anticipates opening the first superstore in late 1997 or early 1998. OfficeMax owns a 19% interest in each joint venture.

MERCHANDISING

         The Company's merchandising strategy focuses on offering an extensive selection of quality, name-brand and private label office products at deep-discount prices. OfficeMax superstores feature approximately 7,700 SKU's generally in the categories of office supplies, computers, computer software, business electronics and office furniture. The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the periods presented:

                                                                        FISCAL YEAR ENDED
                                                                        -----------------
                                                         JAN. 25,            JAN. 27,        JAN. 21,
                                                            1997                1996           1995
                                                            ----                ----           ----
Office supplies, including "print-for-pay" service (1)     37.7%               40.7%           42.7%

Electronics, business machines, computers,
  software, peripherals and related consumable
  products such as computer cartridges, ribbons
  and paper                                                51.1                47.5            44.7

Office furniture                                           11.2                11.8            12.6
                                                           ----                ----           -----
                                                          100.0%              100.0%          100.0%
                                                          =====               =====           =====

(1) Excludes consumable supplies relating to computers and business machines.

         The Company emphasizes a wide selection of name-brand office products, packaged and sold in multi-unit packages for the business customer and single units for the individual consumer. The Company also offers private label products under the OfficeMax(R) label in order to provide customers additional savings on selected commodity products for which management believes national brand recognition is not a key determinant of customer satisfaction. These commodity items include various paper products such as computer and copy paper, legal pads and notebooks, envelopes and similar functional items. Despite their lower selling price, these items typically carry higher gross margins than comparable branded items and help build consumer recognition for the OfficeMax family of Max brand products. The Company's merchandising staff routinely evaluates new name-brand and private label merchandise to maximize profit opportunities and to provide customers with the best value. The Company also includes its toll-free telephone number on the packaging of certain commodity and private label goods to increase repeat sales as commodity goods are used and replenished.

PURCHASING AND DISTRIBUTION

         OfficeMax maintains a centralized buying group of merchandise managers and buyers who average approximately 16 years of retail buying and merchandising experience. Using a detailed merchandise planning system, this buying group selects the merchandise mix for each store in conjunction with systematic, frequent input from field management and store personnel. The Company utilizes a proprietary merchandise replenishment system, "ForeMax," which automatically analyzes and forecasts sales trends for each SKU statistically and then predicts each store's merchandise requirements.

         The Company believes that it has good relationships with its vendors and does not consider itself dependent on any single source for its merchandise. As the number of stores increases pursuant to the Company's store expansion plan, the Company believes that it will be able to continue to obtain sufficient merchandise for all of its stores on a timely basis.

         The Company currently uses the services of a third party logistics firm to operate independent "ThruMax" cross-docking centers. The Company continues to evaluate its distribution strategy and methods in order to determine how to utilize new and improved technology to increase inventory controls and reduce expenses and delivery lead times.

MARKETING, PROMOTIONS AND ADVERTISING

         OfficeMax directs its marketing efforts at small and medium-sized businesses, home office customers and individual consumers. A multimedia approach is used to attract new customers while re-emphasizing the Company's value message to existing customers. Included in these campaigns are national television commercials, newspaper ads, seasonal spot television and radio commercials, direct mail promotions, circulars, and outdoor billboards, sports arena and other such signage. OfficeMax also publishes full-color catalogs and has introduced catalogs on CD-ROM to further communicate the benefits of shopping at OfficeMax.

         Advertising campaigns and promotions are conducted continuously throughout the year to reach new and existing customers. To further increase sales, OfficeMax takes advantage of seasonal selling opportunities. Special marketing programs are developed to support the Back-To-School selling period, the Christmas holiday season, plus the January "re-stocking" Back-To-Basics period. Additional marketing opportunities arise during the Mother's Day, Father's Day and Graduation selling periods.

STORES

         The OfficeMax office products superstore concept is based upon a prototype that ranges from approximately 23,500 to 36,000 square feet. These superstores are generally destination oriented locations in high-traffic, suburban strip-mall shopping centers that provide customers easy access and ample store-front parking. Each superstore displays merchandise in accordance with a corporate developed plan-o-gram to ensure that it utilizes optimal display techniques and provides a consistent and attractive shopping environment for customers. The Company continuously re-evaluates the attributes of its prototype store model and periodically makes adjustments to the desired store layout. These changes are integrated into new stores as they are opened and are also considered when the Company remodels existing units. The Company's latest prototype is characterized by an increased degree of visual acuity, a central computer and business electronics section and a segregated CopyMax "print-for-pay" area. Management believes that attractive and up-to-date stores contribute to customer satisfaction and loyalty, leading to increased sales. Prior to fiscal 1996, store remodels occurred regularly at intervals ranging from three to four years. However, because of the success of the Company's latest prototype, 154 existing superstores were remodeled during fiscal 1996 and plans are in place to remodel 120 more during fiscal 1997. All new stores opened after November 30, 1996 were TriMax locations, which feature a version of CopyMax and FurnitureMax along with the traditional OfficeMax superstore.

         Introduced in July 1995, the store-within-a-store CopyMax units feature a broad assortment of "print-for-pay" services for businesses and consumers ranging from self-service copying to digital printing and publishing as well as color copying, custom printing and related specialty services. Approximately 4,000 to 6,000 square feet are devoted to a full service CopyMax "hub" location, which utilizes the latest digital printing equipment and technology and serves as a centralized production facility. Mini-CopyMax "spoke" locations are either converted business service centers in existing stores that have or will be remodeled, or employed in new locations which total size approximates 23,500 square feet. These spoke locations are served by a hub utilizing the "CopyMax Link" software. This link software, a modem based solution that provides the capability to transmit documents to any CopyMax location, creates a "hub-and-spoke" concept that optimizes equipment in the CopyMax hubs. Customers can also use CopyMax Link software loaded on their computers to download documents for reproduction at a CopyMax location. This link technology has enabled the Company to rapidly roll out the CopyMax concept, and the Company has quickly emerged as one of the largest "print-for-pay" operations in the country with 418 locations in fiscal 1996.

         Another store-within-a-store module, FurnitureMax features an extensive selection of office furniture from the ready-to-assemble products currently sold by OfficeMax to a broader assortment of office chairs, dividers, filing cabinets and higher-end case goods, desks and credenzas. FurnitureMax also offers specialized services such as customized space planning, on site consultation, installation, furniture setup and delivery. Full size FurnitureMax stores are a 4,000 to 8,000 square foot addition to an existing OfficeMax superstore while mini-FurnitureMax units are a 2,000 square foot module.

         A TechMax department is now included in the Company's newest store format. This module showcases the latest in computers, wireless digital technology, communications products and similarly related technology products and features specially trained associates to serve the TechMax customers.

EXPANSION

         Small and Medium-Sized Business Market. The Company's expansion strategy primarily focuses on new store growth and its new retailing concepts. The Company opened 96 superstores in fiscal 1996 and intends to continue its rapid growth by opening approximately 125-150 additional superstores in fiscal 1997. At the end of fiscal 1996, OfficeMax operated 94 full size FurnitureMax stores of which 70 were opened in fiscal 1996. The Company intends to continue with the rollout of this concept in fiscal 1997 by introducing full size FurnitureMax units in up to 45 new and existing OfficeMax locations across the United States. During fiscal 1996, the Company opened 410 CopyMax units, including the conversion of over 340 existing business service centers to mini-CopyMax units, bringing the total number of units to 418. The Company intends to add approximately 250 CopyMax locations in fiscal 1997, including up to 55 additional full service hubs.

         Large Business Market. OfficeMax has undertaken several initiatives to better serve the needs of its larger customers, predominately through its catalog and delivery operations. One such initiative is OfficeMax Corporate Direct which features customized online ordering for customers with 50 to 300 office employees. The Company also serves the needs of large businesses through its expanded full-color catalogs featuring approximately 5,000 items and with other specialized catalogs. These catalogs, which are distributed periodically to businesses and individual customers, feature toll-free telephone ordering and typically offer next business day delivery. During fiscal 1996, the Company opened five expanded delivery centers, bringing its total delivery centers to
17. In contrast to the small business, home office and individual consumer customer focus of OfficeMax's retail superstores, OfficeMax Corporate Direct, the expanded OfficeMax catalog and the Company's delivery centers enable larger businesses, municipalities and school systems to purchase from OfficeMax on much the same basis as they could from contract stationers and other traditional office product suppliers.

         International. The Company has entered into a joint venture agreement with Grupo OpriMax, a Mexican corporation, and opened two OfficeMax stores in Mexico with eight more stores planned in fiscal 1997. In addition, the Company signed an agreement with JUSCO Company Ltd., a Japanese corporation, to open stores in Japan. OfficeMax has a 19% interest in each joint venture. There can be no assurance that any such venture will become operational, or, if it does, that it will be profitable. Ultimately, the Company's international expansion will depend upon general economic and business conditions affecting consumer spending, the availability of desirable locations, the negotiation of acceptable terms and the availability of adequate capital.

CUSTOMER SERVICE

         The Company believes that a fundamental element of its success is its customer-oriented culture that demands a high level of customer service from each of its associates. The Company views the quality of its customers' interaction with its associates as critical to maintaining customer confidence and loyalty. Through its emphasis on training and personnel development, the Company believes it attracts and retains well-qualified, highly motivated associates committed to providing superior levels of customer service.

         Management has undertaken a number of initiatives that demonstrate its commitment to excellent in-store customer service. For example, by centralizing most administrative functions at its corporate offices and call centers, OfficeMax enables its in-store associates to focus primarily on customer service. In addition, the Company has implemented ServiceMax, a program that details customer service standards to be met by each store-level associate and assigns to each superstore one or more associates whose primary responsibility is to ensure that each customer receives prompt, courteous and knowledgeable service. The Company has also developed proprietary Computer Based Training
(CBT) to ensure that associates receive the training needed to keep pace with new technology and learn more effective methods of customer service.

         The Company continually analyzes and refines its methods of conducting business at the store level and in its delivery centers. For example, the Company has formally identified internal best practices, known as MaxPractices, that enable store associates to execute in-store and facility activities more efficiently. The Company views MaxPractices as an ongoing, evolving program of operational excellence to be carried out at each of the Company's locations and its corporate headquarters and call centers.

MANAGEMENT INFORMATION SYSTEMS

         OfficeMax has developed comprehensive operational and administrative controls using centralized computer systems which rapidly collect and disseminate information between corporate headquarters and each store. This system has enabled OfficeMax to enhance customer service and to achieve strong financial controls by enabling management to react quickly and efficiently to critical store-level information.

         The Company uses, at its headquarters, a platform of Unix-based parallel processors which supports a wide variety of mission critical applications, ranging from merchandise replenishment to order fulfillment, electronic retailing and financial systems. This "open system" architecture provides seamless connectivity to a number of special purpose applications that provide the information required to make timely and accurate decisions. This technology also provides "scalability," the ability to support growth within the same platform.

          During 1996, the Company launched FutureMax, an information systems replatforming project based on improved client-server systems and technology. FutureMax is comprised of three major application suites, merchandising, inventory management and financial systems, as well as a broad replatforming of the Company's information systems' technical infrastructure. OfficeMax has invested approximately $40 million in the last two years to upgrade systems and controls and intends to continue investing aggressively in this area to support its growth.

         The Company operates a proprietary in-store computer system called "StoreMax" that allows the daily tracking of inventory receipts through the use of portable handheld radio frequency terminals. These terminals permit store managers to scan a product on the shelf and instantly retrieve product specific information, such as recent sales history, gross profit margin and inventory levels. In-store point-of-sale registers capture sales information at the time of each transaction at the category and SKU level by the use of bar-code scanners that update store-level perpetual inventory levels. This information is transmitted on a daily basis to corporate headquarters, where it is evaluated and used in merchandising and replenishment decisions. In addition, StoreMax is used to transmit data to each store relating to its key day-to-day operations.

         The Company utilizes an online advanced "frame-relay" network which supports data communication between headquarters and its stores, delivery and call centers. This technology is employed to centralize credit card and check authorization and validate transactions. In addition, the network enhances intra-Company communication and supports electronic maintenance of in-store technology. The Company has also launched a plan to develop its own intranet, known as @Max, which will provide information on demand to all of the Company's associates.

         The Company has implemented a "quick response" program with its vendors for the purpose of reducing inventory levels and increasing inventory turnover. As part of this program, the Company uses electronic data interchange ("EDI"), in lieu of paper copy, for approximately 90% of its purchase orders and approximately 85% of its vendor invoices. EDI provides certain advantages such as immediate confirmation of the price, delivery terms and quantity of merchandise ordered. In addition, the Company has been experimenting with vendor-managed inventory programs with a select number of vendors. Under these programs, the Company shares its sales information for a particular SKU with the vendor and the vendor, rather than the Company, assumes responsibility for replenishment decisions.

COMPETITION

         The office products industry, which includes both national superstores chains and other indirect competitors, is highly competitive. Businesses in the office products industry compete on the basis of pricing, product selection, convenience, customer service and ancillary business offerings.

         As a result of the consolidation of the office products superstore industry, OfficeMax currently has only two direct competitors, Staples and Office Depot, which are similar to the Company in terms of store format, pricing strategy and product selection. Of the over 20 office products superstore chains that opened between approximately 1986 and 1994 all but OfficeMax, Staples and Office Depot have either been acquired or gone out of business. In addition, if consummated, the proposed merger of Staples and Office Depot would leave the office products superstore industry with OfficeMax and the combined Staples/Office Depot entity as the only two high-volume, national, discount office products superstore chains.

         While not all OfficeMax stores currently compete with either Staples or Office Depot stores, regardless of whether the merger is consummated, the Company believes it will face increased competition from Staples and Office Depot, or a combination thereof, as the remaining office product superstore chains expand their operations in the same markets. The Company believes that it competes favorably with Staples and Office Depot through consistent execution of its business strategy, the components of which are designed to favorably differentiate OfficeMax from Staples and Office Depot.

         OfficeMax's indirect competitors include traditional office product retailers, electronics superstore retailers, mass merchandisers and wholesale clubs, and direct mail operators. Although these non-superstore companies sell office products and compete with OfficeMax in limited markets or with respect to limited product categories, OfficeMax does not consider them to be major direct competitors. These companies cannot provide all of the advantages that an office products superstore has to offer such as one-stop shopping convenience, discount prices, customer benefits and a full range of ancillary business services. For example, electronic superstore retailers, such as Circuit City and Best Buy, feature consumer electronics and computers which overlap with only a portion of the merchandise selection provided by OfficeMax.

         Some of OfficeMax's direct and indirect competitors may have greater financial resources than the Company. There can be no assurance that increased competition will not have an adverse effect on the Company.

ASSOCIATES

         As of March 30, 1997, the Company had approximately 23,500 employees, including 12,419 full-time and 10,983 part-time associates, 1,006 of whom were employed at its Corporate headquarters, divisional offices and call centers and 22,396 of whom were employed at OfficeMax stores and delivery centers. None of the Company's associates is subject to a collective bargaining agreement. Management believes that its relationship with its associates is satisfactory.

ITEM 2.           PROPERTIES

         OfficeMax superstores are relatively immature, having been opened as of March 30, 1997 an average of 3.2 years operating under the OfficeMax name and format. Of the Company's 579 superstores, 259 have been opened by OfficeMax within the last three years. Management believes that the Company's young stores represent an opportunity for future sales growth as they proceed through the maturation cycle.

         The Company occupies virtually all of its stores pursuant to long-term leases. These leases generally have terms ranging from 10 to 25 years plus renewal options. Most of these leases require the Company to pay minimum rents, subject to periodic adjustments, plus other charges including utilities, real estate taxes, common area maintenance and, in limited cases, contingent rentals based on sales. Several of the Company's store leases are guaranteed by Kmart Corporation as a result of Kmart's previous equity ownership in the Company. The Company and Kmart are parties to a Lease Guaranty, Reimbursement and Indemnification Agreement, pursuant to which Kmart has agreed to maintain existing guarantees and provide a limited number of additional guarantees, and the Company has agreed, among other things, to indemnify Kmart against liabilities incurred in connection with those guarantees.

         As of March 30, 1997, OfficeMax had 579 superstores in 48 states and Puerto Rico. The following table details OfficeMax superstores by state and territory:

Alabama          6                   Nebraska          3
Alaska           2                   Nevada            7
Arkansas         1                   New Hampshire     3
Arizona         15                   New Jersey       15
California      48                   New Mexico        3
Colorado        11                   New York         34
Connecticut      8                   North Carolina   12
Delaware         1                   North Dakota      1
Florida         34                   Ohio             42
Georgia         13                   Oklahoma          3
Hawaii           3                   Oregon            6
Idaho            4                   Pennsylvania     26
Illinois        36                   Rhode Island      2
Indiana         13                   South Carolina    7
Iowa             5                   South Dakota      2
Kansas           6                   Tennessee        18
Kentucky         3                   Texas            49
Louisiana        1                   Utah             10
Maine            1                   Washington       13
Massachusetts   14                   Virginia         12
Michigan        33                   West Virginia     3
Minnesota       16                   Wisconsin        12
Mississippi      2                   Wyoming           2
Missouri        14                   Puerto Rico       3
Montana          1

ITEM 3.           LEGAL PROCEEDINGS

         The Company is from time to time involved in litigation incidental to the conduct of its business. The Company believes that no pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Listed below are the names, positions and ages of the executive officers of the Company as of March 30, 1997. Each executive officer will serve until his successor is selected by the Board of Directors or until his earlier resignation or removal.

      NAME                                       POSITION                               AGE
----------------                    ----------------------------------                  ---
   Michael Feuer                    Chairman of the Board and                           52
                                    Chief Executive Officer

   John C. Martin                   President, Retail Stores                            47

   John C. Belknap                  Executive Vice President and                        50
                                    Chief Financial Officer

   Frederic M. Comins, Jr.          Executive Vice President,                           49
                                    Human Resources and Administration

   Edward L. Cornell                Executive Vice President,                           48
                                    New Business Development

   George H. Luckey                 Executive Vice President,                           51
                                    General Merchandise Manager

   James R. Tener                   Executive Vice President,                           48
                                    Store Operations

   Mark L. Keschl                   Senior Vice President,                              41
                                    Real Estate

   Mark L. Race                     Senior Vice President,                              49
                                    Store Planning

   Jeffrey L. Rutherford            Senior Vice President,                              36
                                    Finance and Treasurer

   Ann M. Holt                      Vice President, Controller                          40

   Ross H. Pollock                  Vice President, Secretary and                       41
                                    General Counsel

         Mr. Feuer is the Company's co-founder, Chairman of the Board and Chief Executive Officer. He has served as a Director of the Company since its inception in April 1988. Prior to becoming Chairman in March 1995, Mr. Feuer served as President. From May 1970 through March 1988, Mr. Feuer was associated with Fabri-Centers of America, Inc., a publicly held, New York Stock Exchange-listed, national retail chain which then had over 600 stores. In his most recent capacity prior to his departure, Mr. Feuer served Fabri-Centers as Senior Vice President and a member of that company's executive committee.

         Mr. Martin has served as President, Retail Stores of the Company since March 1996. From November 1993 to March 1996, Mr. Martin served as Executive Vice President, Store Operations of the Company. From March 1993 to November 1993, Mr. Martin served as Senior Vice President of the Company. From March 1992 to March 1993, Mr. Martin served as Vice President, Group Merchandise Manager. From August 1988 to March 1992, Mr. Martin was Senior Vice President Merchandising with Boston Distributors, Inc., a national hard goods distributor. Mr. Martin has also held various merchandise management and vice president positions with Gold Circle Stores and various subsidiaries of Federated Department Stores, Inc.

         Mr. Belknap has served as Executive Vice President and Chief Financial Officer of the Company since December 1995. From February 1994 to February 1995, Mr. Belknap was Executive Vice President and Chief Financial Officer of Zale Corporation, a 1,200 store jewelry retail chain. From January 1990 to January 1994 and from February 1995 to December 1995, Mr. Belknap was an independent financial consultant. From January 1989 to May 1993, Mr. Belknap also was a director of, and consultant to, Finlay Enterprises, Inc., an operator of leased fine jewelry departments in major department stores nationwide. Prior to 1989, Mr. Belknap was Chief Financial Officer of Seligman & Latz, Kay Corporation, and its subsidiary, Kay Jewelers, Inc.

         Mr. Comins has served as Executive Vice President, Human Resources and Administration since September 1996. From July 1990 to November 1995, Mr. Comins was associated with Kmart Corporation, serving most recently as Senior Vice President-Executive & Organization Resources.

         Mr. Cornell has served as Executive Vice President, New Business Development of the Company since December 1995. From February 1993 to December 1995, Mr. Cornell served as Executive Vice President and Chief Financial Officer of the Company. From February 1992 to February 1993, Mr. Cornell served as Senior Vice President and Chief Financial Officer of the Company. From March 1983 to February 1992, Mr. Cornell was associated with Things Remembered, a specialty retail subsidiary of Cole National Corporation, serving most recently as Executive Vice President and Chief Financial Officer. Mr. Cornell has also held various management positions with Wal-Mart Stores, Inc. and Zayre Corporation.

         Mr. Luckey has served as Executive Vice President, General Merchandise Manager of the Company since February 1993. From July 1989 to February 1993, Mr. Luckey served as Senior Vice President, General Merchandise Manager of the Company. Prior to July 1989, Mr. Luckey was a general merchandising manager for Hypershops, Inc. (operating under the name Biggs), a hypermarket retailer in Cincinnati, Ohio. Mr. Luckey has also held various merchandise management positions with The May Department Stores and Carlisle Department Stores.

         Mr. Tener has served as Executive Vice President, Store Operations of the Company since April 1996. From March 1995 to April 1996, Mr. Tener was President/Chief Operating Officer of Busybody, Inc., a 50 store fitness equipment retailer. From December 1989 to July 1994, Mr. Tener was Senior Vice President, Operations at Pier 1 Imports, a specialty home furnishing retailer with approximately 650 stores. From December 1988 to December 1989, Mr. Tener was Vice President, Regional Director of Operations at Marshalls, the off-price retailer and a former division of Melville, Inc. Prior to December 1988, Mr. Tener was associated with Gold Circle Stores, a division of Federated Department Stores, Inc., serving in various management and vice president positions for over 18 years.

         Mr. Keschl has served as Senior Vice President, Real Estate of the Company since September 1993. From September 1992 to August 1993, Mr. Keschl worked as a real estate consultant, performing services for The Sports Authority, Inc., a large format sporting goods retailer. From November 1984 to August 1992, Mr. Keschl was associated with Toys-R-Us, Inc., serving most recently as Senior Vice President of Real Estate. Mr. Keschl has also held various real estate related positions with Arbor Drugs, a Michigan based chain of retail drug stores.

         Mr. Race has served as Senior Vice President, Store Planning of the Company since April 1996. From September 1992 to April 1996, Mr. Race served the Company as Vice President, Store Planning. From July 1991 to September 1992, Mr. Race served as Director of Construction of the Company. Prior to July 1991, Mr. Race was associated with Fabri-Centers of America, Inc. for 13 years where he held various store planning, construction and administrative service positions, including Director of Administrative Services from March 1987 to March 1991.

         Mr. Rutherford has served as Senior Vice President, Finance and Treasurer of the Company since February 1997. From January 1984 to January 1997, Mr. Rutherford was employed in various positions with the public accounting firm of Arthur Andersen LLP, most recently Senior Manager.

         Ms. Holt has served as Vice President, Controller of the Company since February 1997. From February 1995 to February 1997, Ms. Holt served as Divisional Vice President in the Financial Accounting group. From March 1992 to February 1995, Ms. Holt served as Director of Financial Accounting. From March 1990 to March 1992, Ms. Holt served as Assistant Controller of the Company. Prior to joining OfficeMax, Ms. Holt was associated with Milo Beauty and Barber Supply, Inc., a national distributor of beauty and barber supplies, for 13 years where she held various accounting and finance positions.

         Mr. Pollock has served as Vice President, Secretary and General Counsel of the Company since January 1997. From September 1988 to December 1996, Mr. Pollock practiced law with the law firm of Benesch, Friedlander, Coplan & Aronoff in its Cleveland, Ohio office.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
            MATTERS

         The range of the high and low sales prices on the New York Stock Exchange for the Company's Common Shares during fiscal 1995 and fiscal 1996 is listed below:

Fiscal 1995                High        Low
-----------                ----        ---
1st Quarter                12-1/8     9-7/8
2nd Quarter                14-3/8     9-3/4
3rd Quarter                  17        14
4th Quarter                17-5/8    11-7/8

Fiscal 1996                High        Low
-----------                ----        ---
1st Quarter                19-1/4    13-5/8
2nd Quarter                18-1/8    12-1/4
3rd Quarter                15-3/4    12-1/8
4th Quarter                15-1/4     9-7/8


         The Company has never paid cash dividends on its common shares. The Company does not anticipate paying any cash dividends on its common shares in the foreseeable future because it intends to retain its earnings to finance the expansion of its business and for general corporate purposes. The declaration and payment will be at the discretion of the Company's Board of Directors and will depend on, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors deemed relevant by the Company's Board of Directors.

         As of March 28, 1997, the Company had approximately 3,400 shareholders of record. On March 31, 1997, the closing market value per share was $ 13.00.

ITEM 6.           SELECTED FINANCIAL DATA

         The selected financial data as of and for the fiscal years ended January 23, 1993, January 22, 1994, January 21, 1995, January 27, 1996 and January 25, 1997 is set forth below:

(Dollars in millions, except per share and store data)

-----------------------------------------------------------------------------------------------------
                                       Fiscal       Fiscal       Fiscal      Fiscal       Fiscal
                                        1996        1995(1)       1994        1993        1992(2)
-----------------------------------------------------------------------------------------------------
OPERATING DATA

Sales                                $ 3,179.3    $ 2,542.5    $ 1,841.2    $ 1,421.8    $   528.2

Gross profit                             690.3        572.0        418.8        312.8        116.8

Operating income                         105.5         86.3         55.6         20.0          0.5

Net income (loss)                         68.8        125.8         30.4         10.8         (0.7)

Earnings and pro forma earnings
 per common share(3)                      0.55         1.04         0.27         0.09           --

OTHER FINANCIAL AND OPERATING DATA

Percentage increase in sales              25.0%        38.1%        29.5%       169.2%       115.6%

Comparable store sales increase(4)        11.0%        16.7%        17.0%        18.2%        28.5%

End of period stores                       564          468          388          328          179

FINANCIAL POSITION

Working capital                      $   488.8    $   499.4    $   211.9    $   113.6    $    30.6

Total assets                           1,867.3      1,587.9      1,257.5      1,009.7        448.6

Total debt, including
 capital lease obligations                20.0           --          0.3          0.8          1.3

Shareholders' equity                   1,063.6        990.9        748.6        608.5        258.2

(1) Net income and earnings per common share includes $69.1 million, or $0.57 per share, after-tax gain from sale of Corporate Express, Inc.

(2) Data for the period ended January 23, 1993 reflect partial year results from the acquisition of OW Office Warehouse on June 30, 1992.

(3) Pro forma earnings per Common Share data for fiscal 1993 and 1994 give effect to the offering, the proceeds from the offering paid to Kmart and the issuance of additional Kmart shares and management shares as if such transactions had taken place at the beginning of that period.

(4) Comparable store sales include the sales of a store beginning on the first day of the 53rd week of its operation, except for stores acquired from BizMart. Stores acquired from BizMart were first included in the comparable store sales calculation on August 21, 1994 to correspond to the 53rd week following substantial completion of their remodeling, remerchandising and conversion to the OfficeMax name, merchandise presentation and format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Sales for fiscal 1996 increased 25% to $3,179,274,000 versus $2,542,513,000 in fiscal 1995, which had one additional week. This followed a 38% increase in fiscal 1995, of which 2.5% was attributable to the additional week, from $1,841,212,000 in fiscal 1994. The fiscal 1996 sales increase was primarily attributable to a full year's sales from the 80 stores opened during fiscal 1995, a comparable store increase of 11% and the additional partial year's sales from 96 new stores and 5 new delivery centers opened during fiscal 1996. Comparable stores sales in fiscal 1995 increased 17% from fiscal 1994.

         Cost of merchandise sold, including buying and occupancy costs, increased as a percentage of sales to 78.3% in fiscal 1996 from 77.5% in fiscal 1995, which increased from 77.3% in fiscal 1994. Correspondingly, gross profit as a percent of sales was 21.7% for fiscal 1996 compared to 22.5% and 22.7% for fiscal 1995 and 1994, respectively. The gross profit decline in fiscal 1996 and 1995 was primarily attributable to increased lower margin computer sales as a percentage of the total merchandise mix, offset by continued leveraging of occupancy costs and improved margins in paper-related merchandise and other supply categories.

         Store operating and selling expenses, which consist primarily of store payroll, operating and advertising expense, decreased to 15.8% of sales in fiscal 1996 from 16.5% of sales in fiscal 1995 and 17.1% of sales in fiscal 1994. These decreases were primarily as a result of leveraging advertising and payroll expense over higher sales volumes and continued expense control offset by increased non-capitalizable remodeling expense.

         Pre-opening expense was $10,649,000, $6,818,000 and $5,309,000 for fiscal 1996, 1995 and 1994, respectively, reflecting 96, 80 and 70 new store openings and the other retail units described below. Pre-opening expense averaged approximately $75,000 for an OfficeMax superstore for all three years, consisting primarily of store payroll, supplies and grand opening advertising. Additionally, in fiscal 1996 and 1995, pre-opening expense included the costs associated with opening 70 and 22 FurnitureMax units, respectively, which averaged approximately $25,000 per store, and 66 and eight CopyMax hub stores, respectively, which averaged approximately $35,000 per store. The Company's policy is to expense these items during the first full month of the store's operation. Consequently, pre-opening expenses in each period are generally a function of the number of new stores opened during that period.

         General and administrative expenses decreased slightly as a percentage of sales to 1.9% in fiscal 1996 from 2.0% in fiscal 1995. General and administrative expenses were 1.9% in fiscal 1994. These expenditures include information systems, infrastructure and management staffing to accommodate the Company's rapid growth. The slight decrease reflects the Company's rigorous cost control measures and the leveraging effect of a 25% sales increase. As the Company continues to aggressively develop and rollout new initiatives, general and administrative expenses are anticipated to grow slightly as a percentage of sales.

         Goodwill amortization was $9,390,000 in fiscal 1996, as compared to $9,414,000 in fiscal 1995 and $9,428,000 in fiscal 1994. Goodwill is capitalized and amortized over 40 years using the straight line method.

         Operating income for fiscal 1996 increased to $105,456,000, or 3.3% of sales, as compared to operating income of $86,253,000 and $55,629,000, or 3.4% and 3.0% of sales, in fiscal 1995 and 1994, respectively, as a result of the factors discussed above.

         Interest income, net was $7,485,000 for fiscal 1996, as compared to $7,198,000 and $562,000 in fiscal 1995 and 1994, respectively. Interest income for fiscal 1996 and 1995 was primarily attributable to interest earned on cash received from the Company's July 20, 1995 public offering and the sale of its interest in the contract stationer, Corporate Express, Inc. Fiscal 1994 results reflected net cash transfers between the Company and Kmart Corporation as equity transactions and, accordingly, did not reflect interest expense on intercompany transactions.

         Equity income from affiliate was $2,178,000 in fiscal 1995 and represents the Company's proportionate share of income reported by Corporate Express, Inc. through September 10, 1995, the date prior to which the Company sold its entire interest in Corporate Express, Inc. In fiscal 1994, equity income from affiliate was $141,000 and represents the Company's proportionate share of income for the two months after OfficeMax increased its ownership interest in Corporate Express, Inc. and, accordingly, began to account for its investment under the equity method of accounting. Gain on sale of affiliate was $118,014,000 in fiscal 1995 resulting from the Company selling its entire interest in Corporate Express, Inc.

         Income taxes were $44,136,000 in fiscal 1996, $87,880,000 in fiscal 1995 and $25,975,000 in fiscal 1994 with effective tax rates of 39.1%, 41.1% and 46.1%, respectively. The effective tax rates for all three years were different from the statutory income tax rate primarily as a result of tax exempt interest, state and local taxes, equity income from affiliate and non-deductible goodwill amortization expense.

         Net income, as a result of the foregoing factors, was $68,805,000 in fiscal 1996. Net income in fiscal 1995 was $125,763,000 which includes a net after-tax gain of $69,124,000 resulting from the Company's sale of its entire interest in Corporate Express, Inc. Excluding the gain from the sale of Corporate Express, Inc., net income for fiscal 1995 was $56,639,000. This compares to $30,357,000 in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operations in fiscal 1996 was $24,313,000. Funding required for working capital was due to the additional inventory requirements for 96 new superstores and 5 new delivery centers, increased inventory levels in existing superstores reflecting primarily seasonal and computer merchandise buying opportunities, offset by higher accounts payable. Net cash used for investing activities was $106,748,000 for fiscal 1996, principally as a result of the purchase of fixed assets. Net cash provided by financing was $23,309,000 for fiscal 1996 and included the proceeds received from the corporate headquarters' mortgage and the sale of shares under the Company's share purchase plans.

         In fiscal 1997, the Company plans to open approximately 125 to 150 additional superstores, 45 FurnitureMax stores, 55 CopyMax stores, and remodel 120 existing superstores. Management estimates that the Company's cash requirements for the openings and remodels, exclusive of pre-opening expenses, will be approximately $1,200,000, $215,000, $430,000 and $196,000, respectively, for each additional OfficeMax superstore, FurnitureMax, CopyMax and store remodel. For an OfficeMax store, the requirements include an average of approximately $450,000 for leasehold improvements, fixtures, point-of-sales terminals and other equipment in the stores, and approximately $750,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $75,000 for an OfficeMax superstore, $25,000 for a FurnitureMax store and $35,000 for a CopyMax store.

         The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings will be sufficient to finance its operations and capital requirements, including its expansion strategy. Available through May 1999, the Company has a $100 million revolving credit facility against which no borrowings existed as of January 25, 1997. In addition, the Company is continually evaluating its financing options including an increase in its revolving credit facility.

SEASONALITY AND INFLATION

         The Company's business is somewhat seasonal, with sales and operating income higher in the third and fourth quarters, which include the Back-to-School period and the holiday selling season, respectively, followed by the traditional new year office supply restocking month of January. Sales in the second quarter's summer months are the slowest of the year primarily because of lower office supplies consumption during the summer vacation period. Management believes inflation has not had a material effect on the Company's financial condition or operating results for the periods presented.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K, in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Commission. The Company desires to take advantage of the "Safe Harbor" Provisions Effect Act. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

         The future operating results of the Company may be affected by general economic conditions and a number of other factors, including without limitation, the following:

         Recognizing that the Company's two direct competitors are attempting to merge, and that they may have greater resources than the Company, no assurance can be given that this merger, if consummated, will not have an adverse effect on the Company's business. The Company's expansion into new geographic markets in which its competitors are already established, and expansion of the Company's competitors into markets in which the Company is currently operating, have had, and may continue to have, an adverse effect on the Company's operations. In addition, the Company believes that it will face increased competition in the future as the Company and its competitors continue to expand their operations and scope of services. Any attempt by the Company or any of its competitors to reduce prices systematically to gain market share or otherwise could result in industry wide reduced prices and lower gross margins.

         Over the last few years, the Company's rapid growth has resulted largely from the Company's aggressive new store opening strategy. While the Company intends to continue pursuing an aggressive new store expansion strategy by opening approximately 125-150 new superstores in fiscal 1997 and by continuing to consider strategic acquisitions, there is no guarantee that the Company's historic growth rate can or will continue or that such new store openings or acquisitions will occur. The Company's ability to open new superstores at its planned rate is dependent on a number of factors, some of which are beyond the control of the Company. In addition, the Company's expansion strategy includes clustering new stores in existing markets, which results in some transfer of sales from existing stores to the new locations. While management believes that its aggressive expansion strategy will improve its overall market position and, ultimately, its profitability, there can be no assurance that this will occur.

         The Company intends to continue to expand the operations of its related businesses, CopyMax, FurnitureMax and most recently QuadMax: Electronic Retailing -- initiatives which are still being developed and refined. The expansion of these related businesses requires the investment of significant cash and resources, which may diminish the Company's overall success and profitability. There is no guarantee that CopyMax, FurnitureMax or QuadMax ultimately will be profitable.

         The Company is largely dependent on the services of Michael Feuer, the Company's Co-Founder, Chairman and Chief Executive Officer, and its senior management. The loss of Mr. Feuer or any of the Company's other senior management could have an adverse impact on the Company.

         The Company has entered into a joint venture agreement with locally-based companies in each of Mexico and Japan. The Company is also exploring the possibility of expansion into other international markets as well. There is no guarantee that the Company will develop or maintain significant operations internationally or that any such operations will be successful. Any international operations established by the Company will be subject to risks similar to those affecting its North American operations in addition to a number of other risks, including lack of complete operating control, lack of local business experience, foreign currency fluctuations, language and other cultural barriers and political and economic instability.

         While the Company intends to continue investing aggressively in FutureMax, an information systems replatforming project based on improved client server systems and technology, to support the Company's rapid growth, there can be no assurance that these upgraded systems and controls will enhance the Company's profitability.

         In addition, although the Company continues to evaluate its distribution strategy and methods in order to determine how to utilize new and improved technology to increase inventory controls, reduce expenses and delivery lead times, there can be no assurance that changes in the Company's current distribution methods will accomplish these goals.

         The foregoing factors could affect the Company's actual results and could cause the Company's actual results during fiscal 1997 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 PAGE
                                                                                 ----

Report of Independent Accountants .............................................   20

Consolidated Statements of Income - Fiscal years ended January 25, 1997,
     January 27, 1996 and January 21, 1995 ....................................   21

Consolidated Balance Sheets - January 25, 1997 and January 27, 1996 ...........   22

Consolidated Statements of Cash Flows - Fiscal years ended
     January 25, 1997, January 27, 1996 and January 21, 1995 ..................   23

Consolidated Statements of Changes in Shareholders' Equity - Fiscal years ended
     January 25, 1997, January 27, 1996 and January 21, 1995 ..................   24

Notes to Consolidated Financial Statements ....................................   25

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of OfficeMax, Inc.

In our opinion, the consolidated financial statements listed in the index on this page present fairly, in all material respects, the financial position of OfficeMax, Inc. and its subsidiaries at January 25, 1997 and January 27, 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 25, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Cleveland, Ohio
February 27, 1997

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

--------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                                 JAN. 25,        JAN. 27,          JAN. 21,
                                                                    1997            1996              1995
--------------------------------------------------------------------------------------------------------------

Sales                                                          $  3,179,274     $  2,542,513     $  1,841,212
Cost of merchandise sold, including
   buying and occupancy costs                                     2,489,016        1,970,536        1,422,400
                                                               ------------     ------------     ------------

Gross profit                                                        690,258          571,977          418,812

Store operating and selling expenses                                503,161          418,391          314,130
Pre-opening expenses                                                 10,649            6,818            5,309
General and administrative expenses                                  61,602           51,101           34,316
Goodwill amortization                                                 9,390            9,414            9,428
                                                               ------------     ------------     ------------
   Total operating expenses                                         584,802          485,724          363,183
                                                               ------------     ------------     ------------

Operating income                                                    105,456           86,253           55,629
Interest income, net                                                  7,485            7,198              562
                                                               ------------     ------------     ------------
Income before income taxes and
 equity income from affiliate                                       112,941           93,451           56,191
Equity income from affiliate                                             --            2,178              141
Gain on sale of affiliate                                                --          118,014               --
                                                               ------------     ------------     ------------
Income before income taxes                                          112,941          213,643           56,332
Income taxes                                                         44,136           87,880           25,975
                                                               ------------     ------------     ------------
Net income                                                     $     68,805     $    125,763     $     30,357
                                                               ============     ============     ============

EARNINGS PER COMMON SHARE DATA (PRO FORMA IN FISCAL 1994):
Earnings per common share                                      $       0.55     $       1.04     $       0.27
                                                               ============     ============     ============
Weighted average number of
    common shares outstanding                                   125,133,000      120,679,000      114,387,000
                                                               ============     ============     ============


See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

--------------------------------------------------------------------------------
                                                    JANUARY 25,      JANUARY 27,
                                                       1997            1996
--------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and equivalents                            $   258,111      $   365,863
   Accounts receivable, net of allowances
       of $861 and $659, respectively                   39,455           27,039
   Merchandise inventories                             894,407          636,211
   Other current assets                                 28,691           20,009
                                                   -----------      -----------
   Total current assets                              1,220,664        1,049,122
Property and Equipment:
   Buildings and land                                   16,843            5,966
   Leasehold improvements                              167,527          101,624
   Furniture and fixtures                              224,582          148,581
                                                   -----------      -----------
   Total property and equipment                        408,952          256,171
   Less: Accumulated depreciation
        and amortization                              (116,084)         (75,795)
                                                   -----------      -----------
   Property and equipment, net                         292,868          180,376
Other assets and deferred charges                       19,994           15,236
Goodwill, net of accumulated amortization
   of $41,842 and $32,452, respectively                333,744          343,134
                                                   -----------      -----------
                                                   $ 1,867,270      $ 1,587,868
                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable-trade                          $   490,417      $   348,605
   Accrued expenses and other liabilities              138,671           81,602
   Accrued salaries and related expenses                32,504           33,482
   Advertising payable                                  23,144           44,802
   Taxes other than income taxes                        45,865           41,222
   Mortgage loan, current portion                        1,300              -
                                                   -----------      -----------
   Total current liabilities                           731,901          549,713
Mortgage loan                                           18,700              -
Other long-term liabilities                             53,105           47,266
                                                   -----------      -----------
   Total liabilities                                   803,706          596,979
                                                   -----------      -----------
Commitments and contingencies (Note 5)                     -                -
Shareholders' equity:
Common stock, without par value;
    200,000,000 shares authorized; 123,766,614
    and 123,496,170 shares issued and
    outstanding, respectively                          854,094          850,557
Deferred stock compensation                             (1,149)          (1,482)
Retained earnings                                      210,619          141,814
                                                   -----------      -----------
   Total shareholders' equity                        1,063,564          990,889
                                                   -----------      -----------
                                                   $ 1,867,270      $ 1,587,868
                                                   ===========      ===========

  See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                      JAN. 25,       JAN. 27,        JAN. 21,
                                                         1997           1996           1995
------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR):

OPERATIONS

Net income                                             $  68,805      $ 125,763      $  30,357
Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization                           51,613         41,209         34,409
  Deferred income taxes                                   (2,529)        (1,578)        11,394
  Increase in other long-term liabilities                  5,855         17,854          6,423
  Gain on sale of affiliate                                 --         (118,014)          --
  Other-net                                                  409         (1,662)          (469)
Changes in current assets and current liabilities:
  Increase in inventories                               (258,196)      (168,034)       (62,788)
  Increase in accounts payable                           141,812         16,444         92,576
  Other-net                                              (32,082)        49,246         10,782
                                                       ---------      ---------      ---------
    Net cash provided by (used for)
       operations                                        (24,313)       (38,772)       122,684
                                                       ---------      ---------      ---------
INVESTING

  Capital expenditures                                  (101,039)       (81,433)       (42,565)
  Acquisitions                                              --             --          (46,365)
  Transfer of cash on deposit
      with related party                                    --          141,017       (141,017)
  Proceeds from sale of affiliate                           --          195,831           --
  Increase in other long-term assets                      (5,187)          --             --
  Other-net                                                 (522)           700            600
                                                       ---------      ---------      ---------
     Net cash provided by (used for)
         investing                                      (106,748)       256,115       (229,347)
                                                       ---------      ---------      ---------
FINANCING

  Reduction in long-term debt and
      capital lease obligations                              (16)          (295)          (463)
  Net equity transactions with Kmart                        --             --           95,839
  Proceeds from initial public offering                     --             --          421,343
  Payment to Kmart for the proceeds
      received from initial public offering                 --             --         (421,343)

  Proceeds from mortgage loan                             20,000           --             --
  Proceeds from issuance of
      common stock, net                                    3,325        115,582         12,776
                                                       ---------      ---------      ---------

     Net cash provided by financing                       23,309        115,287        108,152
                                                       ---------      ---------      ---------
CASH AND CASH EQUIVALENTS

  Net increase (decrease) for the period                (107,752)       332,630          1,489
  Balance, beginning of period                           365,863         33,233         31,744
                                                       ---------      ---------      ---------
  Balance, end of period                               $ 258,111      $ 365,863      $  33,233
                                                       =========      =========      =========

  See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands, except share data)

--------------------------------------------------------------------------------------------------------------------------------
                                             COMMON SHARES         ADDITIONAL    DEFERRED       NOTES
                                             -------------          PAID-IN        STOCK      RECEIVABLE  RETAINED
                                          NUMBER        AMOUNT      CAPITAL    COMPENSATION  COMMON SHARE EARNINGS       TOTAL
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 22, 1994             52,607,667    $ 187,198   $  410,307          --           --    $  11,005    $  608,510
Net equity transactions with  Kmart             --           --       95,839          --           --           --        95,839
Recapitalization prior to initial
   public offering                              --      110,114      (84,803)         --           --      (25,311)           --
Issuance of common shares at
   initial public offering              52,726,500      421,343           --          --           --           --       421,343
Payment to Kmart at
   initial offering                             --           --     (421,343)         --           --           --      (421,343)
Issuance of common shares to
   Kmart at initial public offering      7,165,742           --           --          --           --           --            --
Sale of shares under
   management share purchase
   plan(including tax benefit)             790,577        6,989           --      (1,623)      (5,053)          --           313
Sale of shares under employee
    share purchase plan
    (including tax benefit)              1,318,305       10,064           --          --           --           --        10,064
 Exercise of stock options                  11,796           47           --          --           --           --            47
Issuance of stock options                       --          721           --        (721)          --           --            --
Issuance of common shares
   under director plan                       6,521           75           --         (75)          --           --            --
Reduction in notes receivable,
   common share stock                           --           --           --          --        3,251           --         3,251
Amortization of deferred
   compensation                                 --           --           --         195           --           --           195
Net income                                      --           --           --          --           --       30,357        30,357
                                      ------------------------------------------------------------------------------------------
BALANCE AT JANUARY 21, 1995            114,627,108      736,551           --      (2,224)      (1,802)      16,051       748,576
Issuance of common shares
   under director plan                      17,678          226           --        (226)          --           --            --
Issuance of common shares at
   July 20,1995 offering                 8,627,774      110,177           --          --           --           --       110,177
Exercise of stock options                   53,067          243           --          --           --           --           243
Sale of shares under employee
   share purchase plan
   (including tax benefit)                 170,543        3,360           --          --           --           --         3,360
Amortization of deferred
   compensation                                 --           --           --         968           --           --           968
Reduction of notes receivable,
   common share stock                           --           --           --          --        1,802           --         1,802
Net income                                      --           --           --          --           --      125,763       125,763
                                      ------------------------------------------------------------------------------------------
BALANCE AT JANUARY 27, 1996            123,496,170      850,557           --      (1,482)          --      141,814       990,889
Issuance of common shares
   under director plan                      18,749          212           --        (150)          --           --            62
Exercise of stock options                  164,980          926           --          --           --           --           926
Sale of shares under
   management share purchase
   plan(including tax benefit)              (7,848)         681           --        (475)          --           --           206
Sale of shares under employee
   share purchase plan
   (including tax benefit)                  94,563        1,718           --          --           --           --         1,718
Amortization of deferred
   compensation                                 --           --           --         958           --           --           958
Net Income                                      --           --           --          --           --       68,805        68,805
                                      ------------------------------------------------------------------------------------------
BALANCE AT JANUARY 25, 1997            123,766,614    $ 854,094           --     ($1,149)          --    $ 210,619    $1,063,564
                                      ==========================================================================================

See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         OfficeMax, Inc. ("OfficeMax" or the "Company") operates a chain of high-volume, deep-discount office products superstores. At January 25, 1997, the Company owned and operated 564 stores in 47 states and Puerto Rico and had a 19% investment in a joint venture in Mexico which operates OfficeMax superstores similar to those in the U.S.

         The Company's initial public offering (the "Offering") on November 2, 1994 resulted in 80,325,000 common shares, without par value, being sold to the public. At the time of the Offering, Kmart Corporation ("Kmart") owned a 92.7% equity interest in the Company. The proceeds from the Offering were paid to Kmart and 7,165,742 common shares (the "additional Kmart Shares") were issued to Kmart, reducing Kmart's ownership in the Company to approximately 25%. Additionally, the Company, at the time of the Offering, issued 790,577 common shares (the "Management Shares") pursuant to a Management Share Purchase Plan adopted in connection with the Offering. See Note 2 for further discussion of the Company's historical relationship with Kmart.

         On July 20, 1995, the Company sold 8,627,774 of its common shares in a public offering (the "Secondary Offering"). Net proceeds from the sale of these shares amounted to $110,177,000, after deducting underwriters' discounts and commissions. As part of the Secondary Offering, Kmart sold all of its remaining shares.

BASIS OF PRESENTATION

         The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments in affiliates, representing less than 20% of the ownership of such companies, are accounted for under the cost method and loans, which the Company makes from time to time to these affiliates, are recorded in other assets.

         The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal years 1996 ("fiscal 1996") and fiscal year 1994 ("fiscal 1994") consisted of 52 weeks and ended on January 25, 1997 and January 21, 1995, respectively. Fiscal year 1995 ("fiscal 1995") consisted of 53 weeks and ended on January 27, 1996.

         On May 22, 1996, the Board of Directors declared a three-for-two stock split in the form of a 50% share dividend payable July 9, 1996 to shareholders of record as of June 3, 1996. All share, average share and per share amounts included in the accompanying consolidated financial statements and notes thereto give retroactive effect to the share dividend.

         Certain reclassifications have been made to prior year amounts to conform to the current presentation.

ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

EARNINGS PER COMMON SHARE

         Earnings per common share is based on the weighted average of common and common equivalent shares outstanding in fiscal 1996 and fiscal 1995. Common equivalent shares relate to outstanding stock options.

         The pro forma earnings per common share data for fiscal 1994 has been prepared assuming that the Offering and the issuance of the Additional Kmart Shares and Management Shares had taken place at the beginning of the period. Options outstanding under the Company's option plans and options granted in connection with the Offering are treated as common share equivalents for purposes of pro forma earnings per common share. The pro forma earnings per common share data are not necessarily indicative of what actual earnings per common share would have been had such transactions occurred on the basis assumed.

  The pro forma weighted average number of common shares outstanding for fiscal 1994 is as follows:
                Common Shares outstanding during year                                  52,685,000
                Common Share equivalents for options outstanding                          842,000
                Pro forma adjustments:
                   Common Shares offered by the Company in the Offering                52,727,000
                   Additional Kmart shares                                              7,165,000
                   Management Shares                                                      790,000
                   Common Share equivalents for options granted in
                   connection with the Management Shares                                  178,000
                                                                                      -----------
                Total pro forma weighted average number of shares                     114,387,000
                                                                                      ===========

CASH AND EQUIVALENTS

         Cash and equivalents includes short-term investments with original maturities of 90 days or less.

         Marketable securities are classified as held-to-maturity. These securities are carried at amortized cost of $190,674,000 at January 25, 1997 and consist primarily of investments in commercial paper and government securities with maturities of ninety days or less.

INVENTORIES

         Inventories are valued at the lower of average cost or market.

ACCOUNTS RECEIVABLE

         Accounts receivable primarily consists of amounts due from vendors under rebate, cooperative advertising and other contractual programs and trade receivables not financed through outside programs. Also included in this balance is a receivable (for a credit) due from a service provider. See Note 5 for further discussion.

PROPERTY AND EQUIPMENT

         Components of property and equipment are recorded at cost and depreciated over their respective estimated useful lives using the straight-line method for financial statement purposes and accelerated methods for income tax purposes. Most store properties are leased, and improvements are amortized over the lesser of the term of the lease or 20 years. Other annual rates used in computing depreciation are 14% - 20% for store fixtures and 20% - 33% for other fixtures and equipment.

INCOME TAXES

         The Company uses the liability method whereby income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities.

GOODWILL

         Goodwill is amortized over 40 years using the straight-line method. The Company evaluates the recoverability of goodwill and reviews the amortization period on an annual basis by comparing the undiscounted cash flows from operating activities with the carrying value of goodwill. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

CURRENT LIABILITIES

         Under the Company's cash management system, checks issued pending clearance result in overdraft balances for accounting purposes and are included in the accounts payable balance. The amounts reclassified were $107,317,000 and $75,027,000 for fiscal 1996 and 1995, respectively.

FINANCIAL INSTRUMENTS

         The recorded value of the Company's financial instruments, which includes short term securities, accounts receivable, accounts payable and mortgage payable, approximates fair value. Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash investments. The Company invests its excess cash in high quality securities placed with major banks and financial institutions. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity.

STOCK BASED COMPENSATION

         Effective January 27, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("FAS123"). As provided for under FAS123, the Company has elected to continue to account for stock based compensation under the provisions of Accounting Principles Boards ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in FAS123 had been applied, are presented in Note 10.

PRE-OPENING EXPENSES

         Costs associated with the opening of a new store are expensed during the first month of the store's operation.

NOTE 2. RELATIONSHIP AND INTERCOMPANY AGREEMENTS WITH KMART CORPORATION

INTERCOMPANY AGREEMENT

         Prior to the Offering, all amounts necessary to fund the Company's working capital and expansion, to the extent not provided through internally generated funds, were provided by Kmart. These amounts have been reflected in the Company's consolidated financial statements as equity transactions, and the Company recorded such transactions as additional paid-in capital. Net equity transactions in fiscal 1994 totaled $95,839,000 and consisted primarily of cash management and the additional investment in Corporate Express, Inc. For the period subsequent to the Offering and prior to July 20, 1995, Kmart provided the Company participation in certain centrally managed employee benefit and self-insurance programs. The Company had a similar arrangement with Kmart prior to the Offering, including the allocation of administrative costs related to Kmart's specialty retail division. This agreement terminated on July 20, 1995.

CASH MANAGEMENT AGREEMENT

         Prior to the Offering and for a period of 180 days after the Offering, Kmart provided the Company with cash management services and financing, including the investment of surplus cash. The Company's historical financial statements reflect net funding provided by Kmart to the Company as adjustments of Kmart's investment in the Company and, accordingly, do not reflect interest expense on net cash transfers between the Company and Kmart. Had such transactions, except those relating to acquisitions, between the Company and Kmart been accounted for as short-term loans, and assuming the Company's anticipated incremental borrowing rate under its Revolving Credit Facility was in effect throughout the period, on a pro forma basis the Company would have incurred interest expense of $1,600,000 for fiscal 1994. Under the agreement, which expired on May 8, 1995, the Company had $141,017,000 in excess cash on deposit with Kmart at January 21, 1995.

LEASE GUARANTEE AGREEMENT

         Kmart continues to guarantee certain of the Company's leases in effect at the date of the Offering and provides guarantees which it previously committed to with respect to stores opened after the Offering and prior to the end of fiscal 1995. Such lease guarantees are provided by Kmart at no cost to the Company. The Company has agreed to indemnify Kmart for any losses incurred by Kmart as a result of actions, omissions or defaults on the part of OfficeMax, as well as for all amounts paid by Kmart pursuant to Kmart's guarantees of the Company's leases. The agreement contains certain financial and operating covenants, including restrictions on the Company's ability to pay dividends, incur indebtedness, incur liens or merge with another entity.

TAX ALLOCATION AND INDEMNIFICATION AGREEMENT

         The Company remains severally liable, with Kmart and Kmart's other subsidiaries, for Kmart's federal tax liabilities for any period in which the Company was included in the Kmart consolidated return. However, Kmart will indemnify the Company for any federal income tax liability of Kmart or any of Kmart's subsidiaries (other than that which is attributable to the Company) that the Company may be required to pay; further, the Company will indemnify Kmart for any of the Company's federal income tax liabilities which Kmart may be required to pay.

         The Company was included in the consolidated United States federal income tax return filed by Kmart for the taxable period ending on or before November 9, 1994, the settlement date of the Offering. Accordingly, the provision for federal income taxes and the related payments or refunds of tax relating to this period were determined on a consolidated basis. The Company's federal income tax provision and related tax payments or refunds have been reflected in the Company's financial statements in accordance with Kmart's tax allocation policy.

         The Company's income tax provisions computed on a stand alone company basis in fiscal 1994 would not have been materially different from those recorded in its financial statements.

NOTE 3. ACQUISITIONS AND INVESTMENTS

CORPORATE EXPRESS

         On September 11, 1995, the Company sold its interest in Corporate Express, Inc. ("Corporate Express") for $195,831,000, resulting in a gain of $118,014,000 (after-tax gain of $69,124,000, or $0.57 per share). Prior to the sale of its investment, the Company owned approximately 20% of Corporate Express.

NOTE 4. DEBT

LINE OF CREDIT

         The Company has entered into a credit agreement for a $100 million revolving credit facility ("Revolving Credit Facility") with its principal bank and a syndicate of five other domestic banks. The Revolving Credit Facility provides for borrowings bearing an interest rate based on the principal bank's prime rate or reserve adjusted LIBOR plus .20% to .325%. In addition, the Company must also pay on a quarterly basis fees ranging from .125% to .175% per annum on the available and unused portion of the Revolving Credit Facility.

         The Revolving Credit Facility expires May 8, 1999, but can be extended for one year provided the Company meets certain requirements. Standby letters of credit issued in connection with the Company's self insurance program are considered outstanding amounts under the Revolving Credit Facility and totaled $10,675,000 and $6,975,000 as of January 25, 1997 and January 27, 1996,
respectively. There were no borrowings under the Revolving Credit Facility as of January 25, 1997 and January 27, 1996.

MORTGAGE

         On January 16, 1997, the Company entered into a $20 million mortgage agreement (the "Mortgage") secured by its Shaker Hts., Ohio international corporate headquarters. The Mortgage has a fixed term of 10 years, quarterly amortization payments of $325,000 plus interest at 6.99% per annum (after giving effect to an interest rate swap) with a final payment of $7 million due at maturity. Maturities of long term borrowings will be $1.3 million over each of the next five years.

         The Revolving Credit Facility and the Mortgage contain similar financial covenants with respect to consolidated net worth, fixed charge coverage, funded indebtedness and consolidated leverage ratios.

NOTE 5. COMMITMENTS AND CONTINGENCIES

         The Company is currently in discussions with a service provider concerning amounts that the Company claims it is entitled to pursuant to the terms of an ongoing service contract. The Company has remitted all amounts currently due under the terms of the agreement and has recorded a receivable for a credit of approximately $15 million based on management's interpretation of the terms and conditions of the contract. There are also various other claims, lawsuits and pending actions against the Company incident to the Company's operations. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's liquidity, financial position or results of operations. However, in the event of an unanticipated final determination in respect of certain outstanding matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

NOTE 6. PRIVATE LABEL CREDIT CARD PROGRAM

         The Company has an arrangement with a financial services company ( the "Issuer") whereby the Issuer manages two private label credit card programs for the Company. The credit card accounts, and receivables generated thereby, are owned by the Issuer. Under the terms of the agreement, the Issuer charges the Company a fee to cover the Issuers' cost of providing credit and collecting the receivables which are non-recourse to the Company.

NOTE 7. INCOME TAXES

  The provision (benefit) for income taxes consists of:

-------------------------------------------------------------------------------------
FISCAL YEAR ENDED                       JAN. 25,          JAN. 27,          JAN. 21,
(In thousands)                              1997              1996             1995
-------------------------------------------------------------------------------------
Current
    Federal                              $39,275           $72,277           $10,382
    State and local                        5,815            16,839             4,200
    Foreign                                1,575               342                 -
Deferred                                 (2,529)           (1,578)            11,393
                                         -------------------------------------------
Total income taxes                      $44,136            $87,880           $25,975
                                        ============================================

  A reconciliation of the federal statutory rate to the Company's effective tax rate follows:

-------------------------------------------------------------------------------------
FISCAL YEAR ENDED                       JAN. 25,          JAN. 27,          JAN. 21,
                                          1997              1996              1995
----------------------------------------------------------------------------------
Federal statutory rate                    35.0%             35.0%             35.0%
State and local taxes,
net of federal tax benefit                 3.4%              5.2%              4.8%
Goodwill amortization                      2.9%              1.5%              5.9%
Tax exempt interest                       (1.6)%             (.6)%               -
Other                                      (.6)%               -                .4%
                                          ----------------------------------------
Total income taxes                        39.1%             41.1%             46.1%
                                          =========================================

Deferred tax assets (liabilities) resulted from the following:
--------------------------------------------------------------------
FISCAL YEAR                             JAN. 25,          JAN. 27,
(In thousands)                            1997              1996
--------------------------------------------------------------------

Deferred tax assets (liabilities):
   Federal tax loss carryforwards       $    -            $   946
   Inventory                              2,400             1,587
   Property and equipment                (1,494)             (462)
   Accrued expenses not
     currently deductible                32,736            29,042
                                        -------------------------
Total deferred tax assets               $33,642           $31,113
                                        ==========================

NOTE 8. LEASES

DESCRIPTION OF LEASING ARRANGEMENTS

         The Company conducts operations primarily in leased facilities. Store leases are generally for terms of 10 to 25 years with multiple five to ten year renewal options which allow the Company the option to extend the life of the lease up to 20 years beyond the initial noncancellable term at escalated rents.

         Certain leases provide for additional rental payments based on a percent of sales in excess of a specified base. Also, certain leases provide for payment by the Company of executory costs (taxes, maintenance and insurance).

LEASE COMMITMENTS

  Future minimum lease payments and future minimum rentals at January 25, 1997 were as follows:

  FISCAL YEAR                           OPERATING
(In thousands)                            LEASES
--------------------------------------------------
  1997    ....................         $ 185,297
  1998    ....................           179,804
  1999    ....................           172,631
  2000    ....................           162,963
  2001    ....................           145,119
  Later Years .......................    964,859
                                      ----------
  Total minimum lease payments....... $1,810,673
                                      ==========

RENTAL EXPENSE

  A summary of operating lease rental expense and short-term rentals follows:

--------------------------------------------------------------------
  FISCAL YEAR ENDED        JAN. 25,     JAN. 27,          JAN. 21,
  (In thousands)             1997         1996              1995
--------------------------------------------------------------------

  Minimum rentals          $153,637     $117,294           $93,013
  Percentage rentals            783          555               365
                          -----------------------------------------
  Total                    $154,420     $117,849           $93,378
                          ========================================

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

--------------------------------------------------------------------------------
FISCAL YEAR ENDED               JAN. 25,         JAN. 27,          JAN. 21,
(In thousands)                    1997             1996              1995
--------------------------------------------------------------------------------
Cash transactions:
   Cash paid for interest        $   -            $   218           $   51
   Cash paid for income taxes    $26,060          $80,556           $3,528
Non-cash transactions:
   Liabilities accrued for
   Property and Equipment
   acquired                      $53,956             -                 -

NOTE 10. EMPLOYEE BENEFIT PLANS
STOCK PURCHASE PLANS

         In connection with the Offering, the Company adopted a Management Share Purchase Plan (the "Management Plan"), an Employee Share Purchase Plan (the "Employee Plan") and a Director Plan (the "Director Plan"). Under the Management Plan, the Company's senior management personnel are required to use 20%, and may use up to 100%, of their annual incentive bonuses to purchase restricted common shares of the Company at a 20% discount from the fair value of the same number of unrestricted common shares. In addition, senior management personnel were given a one-time opportunity to invest up to $1 million each to purchase restricted common shares at the time of the Offering at a 20% discount from the initial public offering price, net of underwriting discounts and commissions. For each restricted common share purchased, the Company granted the employee an option to purchase one additional restricted common share at the initial public offering price less underwriting discounts and commissions. Restricted common shares purchased under the Management Plan will generally be restricted from sale or transfer for three years from date of purchase. The maximum number of common shares reserved for issuance under the Management Plan is 1,242,227. The Company recognized compensation expense for the discount on the restricted common shares of $643,000, $541,000 and $135,000 for fiscal 1996, 1995 and 1994, respectively.

         The Employee Plan is available to all full-time employees of the Company who are not covered under the Management Plan and who have worked at least 1,000 hours during a period of 12 consecutive months. Each eligible employee has the right to purchase, on a quarterly basis, the Company's common shares at a 15% discount from the fair market value per common share. Shares purchased under the Employee Plan are generally restricted from sale for one year from date of purchase. The maximum number of shares eligible for purchase under this plan is 2,958,761. The Company does not record compensation expense with respect to shares purchased under the Employee Plan.

         The Director Plan covers all directors of the Company who are not officers or employees of the Company. Each participant will receive all of their annual retainer in the form of restricted shares paid at the beginning of the relevant calendar year and all of their meeting fees in the form of unrestricted common shares paid at the end of the calendar quarter in which the meetings occurred. The restrictions on such shares generally lapse one year from the date of grant. The maximum number of shares reserved for issuance under the Director Plan is 112,929.

SAVINGS PLAN

         Employees of the Company who meet certain service requirements are eligible to participate in the Company's 401(k) savings plan. Participants may contribute 2% to 15% of annual earnings, subject to statutory limitations. Effective August 25, 1995, the Company began matching 25% of the first 3% of the employee's contribution. The Company approved an increase of the matching contribution to 50% of the first 3%, effective February 1, 1997. Such matching Company contributions are invested in shares of the Company's common stock and become vested 50% after two years of service and 100% after three years of service. The charge to operations for the Company's matching contribution amounted to $322,000 and $132,000 in fiscal 1996 and 1995, respectively.

STOCK OPTION PLANS

         In fiscal 1996, the OfficeMax, Inc. 1994 Stock Option Plan (the "1994 Plan") was amended and restated as the Equity-Based Award Plan. As part of the amendment to the 1994 Plan, the OfficeMax, Inc. Employee Non-Qualified Share Option Plan was terminated and all outstanding options were merged into the Equity-Based Award Plan. The Equity-Based Award Plan provides for the issuance of share appreciation rights, restricted shares and up to 11,647,343 options to purchase common shares. Options granted under the Equity-Based Award Plan become exercisable from one to seven years after the date of grant and expire ten years from date of grant. Options may be granted only at option prices not less than the fair market value per common share on the date of the grant except that in connection with the Offering, options to purchase common shares were granted at the initial public offering price less underwriting discounts and commissions. The Company recognized compensation expense on these grants of $188,000, $240,000 and $60,000 for fiscal 1996, 1995 and 1994, respectively.

         Other stock option plans include a share option plan adopted in 1988 (the "1988 Plan"). As of January 25, 1997 there were 57,313 vested options outstanding and no further grants may be made under the 1988 Plan. The related shares have been placed in escrow for future exercise.

         Exercisable options outstanding were 965,019 and 546,677 at January 25, 1997 and January 27, 1996, respectively.

         Option activity for each of the last three years was as follows:


--------------------------------------------------------------------------------
                                                       WEIGHTED AVERAGE
                                 SHARES                EXERCISE PRICE
--------------------------------------------------------------------------------
Outstanding at
January 22, 1994                1,784,639                   $5.49
   Granted                      1,629,110                    8.00
   Exercised                      (11,796)                   4.01
   Cancelled                     (250,310)                   6.18
                                ---------------------------------
Outstanding at
January 21, 1995                3,151,643                    6.74
   Granted                      1,290,299                   11.79
   Exercised                      (53,067)                   4.58
   Cancelled                     (473,225)                   7.20
                                ---------------------------------
Outstanding at
January 27, 1996                3,915,650                    8.38
   Granted                      3,416,719                   14.54
   Exercised                     (164,983)                   5.61
   Cancelled                     (356,094)                   9.84
                                ---------------------------------
Outstanding at
January 25, 1997                6,811,292                   11.46
                                =================================

STOCK BASED COMPENSATION

         Under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants in fiscal 1996 and 1995, respectively, were expected volatility of 41.8% and 43.1% and risk-free interest rates of 6.21% and 7.23%. A dividend yield of zero and an expected life of 5 years were used in the model for both years.

         The following table summarizes information about options outstanding at January 25, 1997:

                                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
---------------------------------------------------------------------------------------------------------
RANGE OF                    OPTIONS     WEIGHTED           WEIGHTED           OPTIONS        WEIGHTED
EXERCISE PRICES                          AVERAGE            AVERAGE                           AVERAGE
                                     EXERCISE PRICE     REMAINING LIFE                    EXERCISE PRICE
---------------------------------------------------------------------------------------------------------
  $4.007                     831,935   $   4.01              4.58             831,935          $4.01
  $7.993 to $8.447         1,395,376       8.08              7.34             133,084           8.45
  $10.67 to $11.55         1,122,020      11.50              8.09                -               -
  $14.00 to $14.63         3,351,622      14.49              9.10                -               -
  $15.29 to $17.09           110,339      16.58              9.04                -               -

         Consistent with the method prescribed by FAS 123, the weighted average fair value at the date of grant was $6.58 and $5.78 for options granted in fiscal 1996 and 1995, respectively. Giving effect to such compensation costs, pro forma net earnings and pro forma earnings per share would have been $65,440,000 and $0.52, respectively, for fiscal 1996 and $124,305,000 and $1.03, respectively, for fiscal 1995. The pro forma amounts listed above do not take into consideration the pro forma compensation expense related to grants made prior to fiscal 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 regarding Directors is contained under the caption "Election of Directors" in the Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year which information under such caption is incorporated herein by reference.

         The information required by Item 10 regarding Executive Officers is contained under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K which information under such caption is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is contained on pages 6 through 10 of the Proxy Statement and under the captions "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement which information under such captions is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

         See Index on page 20 of this Annual Report.

(a)(2) Financial Statement Schedules:

         None

(a)(3) Exhibits:

         See Exhibit Index contained herein at pages 38 and 39.
(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OFFICEMAX, INC.

DATE:  April 24, 1997                         By:  /s/ Michael Feuer
                                                 -------------------
                                                  Michael Feuer, Chairman
                                                  and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Michael Feuer                                   Chairman and Chief                      April 24, 1997
--------------------                                 Executive Officer and Director
Michael Feuer                                        (Principal Executive Officer)

 /s/ John C. Belknap                                 Executive Vice President, Chief         April 24, 1997
---------------------                                Financial Officer (Principal
John C. Belknap                                      Financial and Accounting Officer)

 /s/ Raymond L. Bank                                 Director                                April 24, 1997
-----------------------
Raymond L. Bank

 /s/ Burnett W. Donoho                               Director                                April 24, 1997
----------------------------
Burnett W. Donoho

 /s/ Carl D. Glickman                                Director                                April 24, 1997
-------------------------
Carl D. Glickman

 /s/ D. Dwayne Hoven                                 Director                                April 24, 1997
-------------------------
D. Dwayne Hoven

 /s/ James F. McCann                                 Director                                April 24, 1997
--------------------
James F. McCann

/s/ Sydell L. Miller                                 Director                                April 24, 1997
--------------------
Sydell L. Miller

                                  EXHIBIT INDEX
                                  -------------

                                                                                                  Sequential Page No.
                                                                                                   or Incorporation
Exhibit No.           Description of Exhibit                                                         by Reference
-----------           ----------------------                                                         ------------

3.1                Second Amended and Restated Articles of Incorporation of the Company.                       (3)

3.2                Code of Regulations of the Company.                                                         (3)

4.1                Specimen Stock Certificate.                                                                 (1)

10.1               Credit Agreement dated December 22, 1994 by and among the Company and Society National      (3)
                   Bank, as agent, National City Bank, Mellon Bank, N.A., The First National Bank of
                   Chicago and Corestates Bank, N.A.

10.2               Mortgage Loan Agreement dated November 6, 1996 by and between the Company and KeyBank
                   National Association.

10.3               Amended and Restated Employment Agreement dated as of March 9, 1995 by and between          (3)
                   Michael Feuer and the Company.

10.4               Share purchase agreement dated August 25, 1995 by and among the Company, Corporate          (4)
                   Express,  Inc. and Synergom, Inc. relating to the purchase by Corporate Express from
                   OfficeMax of the outstanding Corporate Express Common Stock owned by OfficeMax.

10.5               OfficeMax Employee Share Purchase Plan.                                                     (1)

10.6               OfficeMax Management Share Purchase Plan.                                                   (1)

10.7               OfficeMax Director Share Plan.                                                              (1)

10.8               OfficeMax Equity-Based Award Plan.                                                          (5)

10.9               Shareholder Agreement dated August 30, 1994 among the Company, Kmart Corporation and        (1)
                   each of Michael Feuer and Robert Hurwitz.

10.10              Intercompany Agreement dated November 9, 1994 between the Company and Kmart Corporation.    (2)
10.11              Tax Allocation Agreement dated November 9, 1994 between the Company and Kmart               (2)
                   Corporation.

10.12              Lease Guaranty, Indemnification and Reimbursement Agreement dated November 9, 1994          (2)
                   between the Company and Kmart Corporation.

10.13              Cash Management Agreement dated November 9, 1994 between the Company and Kmart              (2)
                   Corporation.

10.14              Registration Rights Agreement dated November 9, 1994 between the Company and Kmart          (2)
                   Corporation

21                 List of Subsidiaries

23                 Consent of Independent Accountants

27                 Financial Data Schedule

 (1) Included as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-83528) and incorporated herein by reference.

 (2) Included as an exhibit to the Company's Quarterly Report on Form 10-Q (No. 1-13380) for the quarter ended October 22, 1994, and incorporated herein by reference.

 (3) Included as an exhibit to the Company's Annual Report on Form 10-K (No. 1-13380) for the fiscal year ended January 21, 1995, and incorporated herein by reference.

 (4) Included as an exhibit to the Company's Annual Report on Form 10-K (No. 1-13380) for the fiscal year ended January 27, 1996, and incorporated herein by reference.

 (5) Included as an exhibit to the Company's Quarterly Report on Form 10-Q (No. 1-13380) for the quarter ended July 27, 1996, and incorporated herein by reference.