Form 10-Q
period 1997-04-26
OFFICEMAX INC /OH/
filed 1997-06-09
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


           (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 26, 1997

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
                                               ----    ----

      Title of Class                            Shares Outstanding as of
      --------------                                  May 15, 1997
      Common Shares                                   ------------
   (without par value)                                 123,913,746

                                 OFFICEMAX, INC.

                                      INDEX





 Part I - Financial Information                                                    Page
-------------------------------

   Item 1.               Financial Statements                                       3-7

   Item 2.               Management's Discussion and Analysis of Financial          8-9
                         Condition and Results of Operations


 Part II - Other Information
 ---------------------------

   Item 6.               Exhibits and Reports on Form 8-K                            10


 Signatures                                                                          11


PART I - FINANCIAL INFORMATION
Item 1.  -  Financial Statements

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                April 26,      January 25,
ASSETS                                                            1997            1997
                                                              -----------      -----------
Current assets:
  Cash and equivalents                                        $   133,203      $   258,111
  Accounts receivable, net of allowances
    of $762 and $861, respectively                                 59,244           39,455
  Merchandise inventories                                         891,568          894,407
  Other current assets                                             30,742           28,691
                                                              -----------      -----------
  Total current assets                                          1,114,757        1,220,664

Property and equipment:
  Buildings and land                                               18,722           16,843
  Leasehold improvements                                          169,949          167,527
  Furniture and fixtures                                          229,285          224,582
                                                              -----------      -----------
  Total property and equipment                                    417,956          408,952
  Less: Accumulated depreciation and amortization                (128,932)        (116,084)
                                                              -----------      -----------
  Property and equipment, net                                     289,024          292,868

Other assets and deferred charges                                  21,571           19,994
Goodwill, net of accumulated amortization
  of $44,189 and $41,842, respectively                            331,397          333,744
                                                              -----------      -----------
                                                              $ 1,756,749      $ 1,867,270
                                                              ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                    $   431,051      $   490,417
  Accrued expenses and other liabilities                           98,307          161,815
  Accrued salaries and related expenses                            28,034           32,504
  Taxes other than income taxes                                    44,612           45,865
  Mortgage loan, current portion                                    1,300            1,300
                                                              -----------      -----------
   Total current liabilities                                      603,304          731,901
Mortgage loan                                                      18,700           18,700
Other long-term liabilities                                        54,030           53,105
                                                              -----------      -----------
      Total liabilities                                           676,034          803,706
                                                              -----------      -----------

Commitments and contingencies                                          --               --

Shareholders' equity:
  Common shares, without par value; 200,000,000 shares
    authorized; 123,912,735 and 123,766,614 shares issued         855,237          854,094
    and outstanding, respectively
  Deferred stock compensation                                        (871)          (1,149)
  Retained earnings                                               226,349          210,619
                                                              -----------      -----------
      Total shareholders' equity                                1,080,715        1,063,564
                                                              -----------      -----------
                                                              $ 1,756,749      $ 1,867,270
                                                              ===========      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)





                                                         13 Weeks Ended
                                                ---------------------------------
                                                April 26, 1997     April 27, 1996
                                                --------------     --------------

Sales                                            $    888,640       $    730,595
Cost of merchandise sold, including
  buying and occupancy costs                          688,869            569,792
                                                 ------------       ------------

Gross profit                                          199,771            160,803

Store operating and selling expenses                  151,483            125,040
Pre-opening expenses                                    2,237                532
General and administrative expenses                    19,301             14,885
Goodwill amortization                                   2,347              2,347
                                                 ------------       ------------

   Total operating expenses                           175,368            142,804

Operating income                                       24,403             17,999

Interest income, net                                    1,299              2,790

                                                 ------------       ------------
Income before income taxes                             25,702             20,789

Income taxes                                            9,972              8,235
                                                 ------------       ------------

Net income                                       $     15,730       $     12,554
                                                 ============       ============

EARNINGS PER COMMON SHARE DATA:

Earnings per common share                        $       0.13       $       0.10
                                                 ============       ============
Weighted average number of
   common shares outstanding                      124,788,000        125,447,000
                                                 ============       ============






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                    13 Weeks Ended
                                                                 ------------------------
                                                                  April 26,     April 27,
                                                                    1997          1996
                                                                 ---------      ---------
CASH PROVIDED BY (USED FOR):

OPERATIONS
   Net income                                                    $  15,730      $  12,554
   Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization                                  15,390         12,200
     Deferred income taxes                                            (501)           487
     Increase in other long-term liabilities                           925            905
     Increase in other, net                                            287            275
   Change in current assets and current liabilities:
     (Increase) decrease in inventories                              2,839        (61,415)
     Increase (decrease) in accounts payable                       (59,366)         4,679
     (Decrease) in other, net                                      (65,757)       (49,231)
                                                                 ---------      ---------
           Net cash (used for) operations                          (90,453)       (79,546)
                                                                 ---------      ---------

INVESTING
   Capital expenditures                                            (33,953)       (10,481)
   Other, net                                                       (1,636)           290
                                                                 ---------      ---------
           Net cash (used for) investing                           (35,589)       (10,191)
                                                                 ---------      ---------

FINANCING
   Reduction in long term debt and capital lease obligations            --            (16)
   Proceeds from issuance of common stock                            1,134            957
                                                                 ---------      ---------
           Net cash provided by financing                            1,134            941
                                                                 ---------      ---------

CASH AND CASH EQUIVALENTS
   Net (decrease) for the period                                  (124,908)       (88,796)
   Balance, beginning of period                                    258,111        365,863
                                                                 ---------      ---------
   Balance, end of period                                        $ 133,203      $ 277,067
                                                                 =========      =========

SUPPLEMENTAL INFORMATION

   Interest paid                                                 $      --      $      --
                                                                 =========      =========
   Income taxes paid                                             $  16,487      $     820
                                                                 =========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (Dollars in thousands, except share data)
                                   (Unaudited)






                                            Common Shares              Deferred
                                    ---------------------------          Stock          Retained
                                       Shares             Amount      Compensation      Earnings           Total
                                    ------------        ---------     ------------      ---------        ----------

Balance at January 25, 1997          123,766,614        $ 854,094        $(1,149)       $ 210,619        $1,063,564

Issuance of common shares
  under director plan                        654                9             (9)              --               --


Exercise of stock options                105,480              620             --               --               620

Sale/(forfeiture) of shares
under management share                   (13,103)             (88)            --               --               (88)
purchase plan

Sale of shares under employee             21,558              602             --               --               602
share purchase plan

Amortization of deferred                      --               --            287               --               287
  compensation

Net income                                    --               --             --           15,730            15,730

                                    ------------        ---------        -------        ---------        ----------
Balance at April 26, 1997            123,881,203        $ 855,237        $  (871)       $ 226,349        $1,080,715
                                    ============        =========        =======        =========        ==========




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE 13 WEEKS ENDED
                        APRIL 26, 1997 AND APRIL 27, 1996


Significant Accounting and Reporting Policies
---------------------------------------------

1. The accompanying consolidated financial statements have been prepared from the financial records of OfficeMax, Inc. and its subsidiaries (the "Company" or "OfficeMax") without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report. The results for any interim period are not indicative of the results to be expected for the full fiscal year. The Company's business is somewhat seasonal, with sales generally higher in the third and fourth quarters of each year and lowest during the second quarter, primarily because of lower office supplies consumption during the summer vacation period.

2. The Company's consolidated financial statements for the 13 weeks ended April 26, 1997 and April 27, 1996 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 25, 1997 which were included in the Company's Annual Report on Form 10-K filed with the Securities Exchange Commission (File No. 1-13380) on April 24, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January.

4. At April 26, 1997, the Company operated a chain of 587 office products superstores in 231 markets, 48 states and Puerto Rico.

5. The Company's policy is to expense pre-opening expenses during the first month of each new store's operation. Consequently, pre-opening expense in each period is generally a function of the number of new stores opened during that period.

6. The average common and common equivalent shares utilized in computing earnings per share for the 13 weeks ended April 26, 1997 and April 27, 1996 include 907,093 and 1,924,143 shares, respectively, resulting from the application of the treasury stock method to outstanding stock options.

7. The Company is required to adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), for the period ended January 24, 1998. Earlier application is not permitted. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. The Company does not believe that the adoption of SFAS 128 will have a material effect on the Company's method of calculation or display of earnings per share amount.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

SALES for the 13 weeks ended April 26, 1997 increased 22% to $888,640,000 from $730,595,000 for the comparable period a year earlier. The sales increase was primarily attributable to a full period of sales from the 96 stores opened during fiscal 1996, a comparable store sales increase of 5% during the 13 weeks and, to a lesser extent, the additional sales from 23 new superstores opened at various points during the period.

COST OF MERCHANDISE SOLD, INCLUDING BUYING AND OCCUPANCY COSTS, decreased as a percentage of sales to 77.5% for the 13 weeks ended April 26, 1997 from 78.0% of sales for the same period a year earlier. Correspondingly, gross profit for the 13 weeks ended April 26, 1997, was 22.5% as compared to 22.0% for the same period a year earlier. This increase in gross profit was primarily attributable to improved gross margins in most supply departments and improved margin productivity in the computer merchandise category.

STORE OPERATING AND SELLING EXPENSES, which consist primarily of store payroll, operating and advertising expenses, held at 17.1% for the 13 weeks ended April 26, 1997, compared to the same period a year earlier. This was primarily a result of leveraging of advertising expense and tight operating expense control offset by higher costs due to additional store openings and remodeling expense.

PRE-OPENING EXPENSE was $2,237,000 for the 13 weeks ended April 26, 1997, as compared to $532,000 for the same period a year earlier, reflecting the opening of 23 superstores during the 13 weeks ended April 26, 1997, compared to 7 for the same period a year earlier. Pre-opening expenses averaged approximately $75,000 per store for both the current and prior year, consisting primarily of store payroll, supplies and grand opening advertising. During the first quarter, the Company also opened 11 FurnitureMax hubs and 10 CopyMax hubs, for which pre-opening expenses average approximately $25,000 and $35,000, respectively, per store.

GENERAL AND ADMINISTRATIVE EXPENSES were 2.2% for the 13 weeks ended April 26, 1997, as compared to 2.0% for the same period a year earlier, a result of the Company's continuing expansion of its management team and infrastructure to support the planned growth both in the United States and abroad.

GOODWILL AMORTIZATION was $2,347,000 for both the 13 weeks ended April 26, 1997 and the 13 weeks ended April 27, 1996. Goodwill is capitalized and amortized over 40 years using the straight line method.

OPERATING INCOME increased to $24,403,000 or 2.8% of sales, for the 13 weeks ended April 26, 1997 compared to operating income of $17,999,000, or 2.5% of sales, for the same period a year earlier.

INTEREST INCOME, NET was $1,299,000 for the 13 weeks ended April 26, 1997, as compared to $2,790,000 for the same period a year earlier. Interest income declined as more cash was invested in the accelerated store expansion resulting in lower investments.

INCOME TAXES were $9,972,000 for the 13 weeks ended April 26, 1997, as compared to $8,235,000 for the same period a year ago. The effective tax rates for both periods are different from the federal statutory income tax rate primarily as a result of tax exempt interest and state and local taxes.

NET INCOME as a result of the foregoing factors, was $15,730,000 for the 13 weeks ended April 26, 1997, as compared to $12,554,000 for the same period a year earlier.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash used for operations for the 13 weeks ended April 26, 1997 was $90,453,000. Funding required for working capital increased due to a reduction in accounts payable, higher accounts receivable and payment of accrued expenses. Accounts payable declined significantly this year due to the slowing of inventory purchases towards the end of the quarter in anticipation of the seasonally lower revenue expected in the second quarter. Conversely, in the first quarter of 1996, the Company took advantage of buying opportunities in new technologies to substantially increase purchases of computers and electronics which offset the seasonal effect on accounts payable. Net cash used for investing activities was $35,589,000 for the period, principally as a result of the purchase of fixed assets for new and remodeled stores. Net cash provided by financing was $1,134,000 for the period, primarily from net proceeds received from the sale of shares under the Company's share purchase plans and the exercise of stock options.

The Company plans to open approximately 30 to 35 new OfficeMax superstores, 18 new FurnitureMax stores, 19 new CopyMax stores and remodel 70 existing superstores during the quarter ending July 26, 1997. Management estimates that the Company's cash requirements for these openings and remodels, exclusive of pre-opening expenses, will be approximately $1,200,000, $215,000, $430,000, and $196,000, respectively, for each additional OfficeMax, FurnitureMax, CopyMax, and store remodel. For an OfficeMax superstore, the requirements include an average of approximately $450,000 for leasehold improvements, fixtures, point-of-sales terminals and other equipment, and approximately $750,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $75,000 for an OfficeMax superstore, $25,000 for a FurnitureMax store and $35,000 for a CopyMax store.

In order to finance its operations and capital requirements, including its expansion strategy, the Company expects to use funds generated from operations as well as its current cash reserves, and, to the extent necessary, seasonal short-term borrowings. The Company has available through May 1999 a $100 million revolving credit facility, of which no borrowings were outstanding as of April 26, 1997.




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------

Not Applicable.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits:

(a)   Exhibits:
                3.1 Second Amended and Restated Articles of Incorporation (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 21, 1995).
                3.2 Code of Regulations (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 21, 1995).
                27.0     Financial Data Schedule

(b)   Reports on Form 8-K:    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OFFICEMAX, INC.

Date:  June 9, 1997                By: /s/ John C. Belknap
                                      ----------------------------
                                      John C. Belknap
                                      Executive Vice President,
                                      Chief Financial Officer
                                       (Principal Financial Officer and
                                         Principal Accounting Officer)