Form 10-Q
period 1997-07-26
OFFICEMAX INC /OH/
filed 1997-09-05
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q


                                   (Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 26, 1997

                                       OR

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________.

                         Commission file number 1-13380


                                 OFFICEMAX, INC.
             (Exact name of registrant as specified in its charter)

                                      OHIO
                         (State or other jurisdiction of
                         incorporation or organization)

                                   34-1573735
                                (I.R.S. Employer
                               Identification No.)


            3605 WARRENSVILLE CENTER ROAD, SHAKER HEIGHTS, OHIO 44122
                    (Address of principal executive offices)
                                   (zip code)

                                 (216) 921-6900
              (Registrant's telephone number, including area code)



                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .



         Title of Class                     Shares Outstanding as of
       ------------------                        August 20, 1997
          Common Shares                     ------------------------
       (without par value)                         124,044,794

                                 OFFICEMAX, INC.

                                      INDEX


Part I - Financial Information                                             Page


  Item 1.   Financial Statements                                            3-8

  Item 2.   Management's Discussion and Analysis of Financial              9-10
            Condition and Results of Operations



  Part II - Other Information


  Item 4    Submission of Matters to a Vote of Security Holders              11

  Item 6.   Exhibits and Reports on Form 8-K                                 11


  Signatures                                                                 12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  July 26,        January 25,
ASSETS                                                              1997              1997
                                                               --------------    --------------
Current assets:
  Cash and equivalents                                          $    48,353        $   258,111
  Accounts receivable, net of allowances
    of $749 and $861, respectively                                   87,066             39,455
  Merchandise inventories                                           949,116            894,407
  Other current assets                                               27,965             28,691
                                                                -----------        -----------
  Total current assets                                            1,112,500          1,220,664

Property and equipment:
  Buildings and land                                                 19,015             16,843
  Leasehold improvements                                            169,516            167,527
  Furniture and fixtures                                            252,918            224,582
                                                                -----------        -----------
  Total property and equipment                                      441,449            408,952
  Less: Accumulated depreciation and amortization                  (142,480)          (116,084)
                                                                -----------        -----------
  Property and equipment, net                                       298,969            292,868

  Other assets and deferred charges                                  22,758             19,994
  Goodwill, net of accumulated amortization
    of $46,536 and $41,842, respectively                            329,050            333,744
                                                                -----------        -----------
                                                                $ 1,763,277        $ 1,867,270
                                                                ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                      $   440,010        $   490,417
  Accrued expenses and other liabilities                             67,242            161,815
  Accrued salaries and related expenses                              29,913             32,504
  Taxes other than income taxes                                      46,286             45,865
  Revolving credit facility                                          20,000               --
  Mortgage loan, current portion                                      1,300              1,300
                                                                -----------        -----------
      Total current liabilities                                     604,751            731,901
Mortgage loan                                                        18,375             18,700
Other long-term liabilities                                          55,828             53,105
                                                                -----------        -----------
      Total liabilities                                             678,954            803,706
                                                                -----------        -----------

Commitments and contingencies                                          --                 --


Shareholders' equity:

  Common shares, without par value; 200,000,000 shares
    authorized; 123,987,654 and 123,766,614 shares issued           856,207            854,094
    and outstanding, respectively

  Deferred stock compensation                                          (683)            (1,149)
  Retained earnings                                                 228,799            210,619
                                                                -----------        -----------
      Total shareholders' equity                                  1,084,323          1,063,564
                                                                -----------        -----------
                                                                $ 1,763,277        $ 1,867,270
                                                                ===========        ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                   13 Weeks Ended                          26 Weeks Ended
                                           ---------------------------------       --------------------------------
                                           July 26, 1997       July 27, 1996       July 26, 1997      July 27, 1996
                                           -------------       -------------       -------------      -------------
Sales                                      $     776,144        $    622,132       $  1,664,784       $  1,352,727
Cost of merchandise sold, including
  buying and occupancy costs                     604,385             487,460          1,293,254          1,057,252
                                           -------------        ------------       ------------       ------------

Gross profit                                     171,759             134,672            371,530            295,475

Store operating and selling expenses             140,491             112,967            291,974            238,007
Pre-opening expenses                               3,920               1,869              6,157              2,401
General and administrative expenses               20,767              15,215             40,068             30,100
Goodwill amortization                              2,348               2,348              4,695              4,695
                                           -------------        ------------       ------------       ------------

   Total operating expenses                      167,526             132,399            342,894            275,203

Operating income                                   4,233               2,273             28,636             20,272

Interest income (expense), net                      (230)              1,635              1,069              4,425
                                           -------------        ------------       ------------       ------------
Income before income taxes                         4,003               3,908             29,705             24,697

Income taxes                                       1,553               1,550             11,525              9,785
                                           -------------        ------------       ------------       ------------

Net income                                 $       2,450        $      2,358       $     18,180       $     14,912
                                           =============        ============       ============       ============

EARNINGS PER COMMON SHARE DATA:

Earnings per common share                  $        0.02        $       0.02       $       0.15       $       0.12
                                           =============        ============       ============       ============
Weighted average number of
   common shares outstanding                 125,370,000         125,707,000        125,122,000        125,654,000
                                           =============        ============       ============       ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                               26 Weeks Ended
                                                                          --------------------------
                                                                           July 26,        July 27,
                                                                             1997            1996
                                                                          ---------        ---------
CASH PROVIDED BY (USED FOR):

OPERATIONS

 Net income                                                               $  18,180        $  14,912
 Adjustments to reconcile net income to net cash from
    operating activities:
    Depreciation and amortization                                            31,777           24,331
    Increase (decrease) in deferred income taxes                             (1,520)             169
    Increase in other long-term liabilities                                   2,723              196
    Increase in other, net                                                      479              511
 Change in current assets and current liabilities:
    (Increase) in inventories                                               (54,709)        (144,706)
    Increase (decrease) in accounts payable                                 (50,408)          39,832
    (Decrease) in other, net                                               (109,586)         (72,574)
                                                                          ---------        ---------

          Net cash (used for) operations                                   (163,064)        (137,329)
                                                                          ---------        ---------

 INVESTING
    Capital expenditures                                                    (65,803)         (27,735)
    Other, net                                                               (2,666)             288
                                                                          ---------        ---------

          Net cash (used for) investing                                     (68,469)         (27,447)
                                                                          ---------        ---------

FINANCING
    Reduction in long term debt and capital lease obligations                   --               (16)
    Payments of mortgage principal                                             (325)             --
    Increase in revolving credit facility                                    20,000              --
    Proceeds from issuance of common stock                                    2,100            1,562
                                                                          ---------        ---------

          Net cash provided by financing                                     21,775            1,546
                                                                          ---------        ---------

CASH AND CASH EQUIVALENTS
    Net (decrease) for the period                                          (209,758)        (163,230)
    Balance, beginning of period                                            258,111          365,863
                                                                          ---------        ---------

    Balance, end of period                                                $  48,353        $ 202,633
                                                                          =========        =========

SUPPLEMENTAL INFORMATION

    Interest paid                                                         $     532        $     --
                                                                          =========        =========

    Income taxes paid                                                     $  35,276        $   8,674
                                                                          =========        =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Deferred
                                          Common Shares                   Stock         Retained
                                 ----------------------------------
                                      Shares             Amount        Compensation     Earnings          Total
                                 -----------------  ---------------    ------------   -------------    ------------
Balance at January 25, 1997          123,766,614        $ 854,094        $(1,149)       $210,619       $ 1,063,564

Issuance of common shares
  under director plan                      1,071               13            (13)           --                --

Exercise of stock options                192,570            1,138           --              --               1,138

Sale/(forfeiture) of shares
under management share                   (13,085)             (88)          --              --                 (88)
purchase plan

Sale of shares under employee             40,484            1,050           --              --               1,050
share purchase plan

Amortization of deferred                    --               --              479            --                 479
  compensation


Net income                                  --               --             --            18,180            18,180

                                    ------------        ---------        -------        --------       -----------

Balance at July 26, 1997             123,987,654        $ 856,207        $  (683)       $228,799       $ 1,084,323
                                    ============        =========        =======        ========       ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE 13 AND 26 WEEKS ENDED
                         JULY 26, 1997 AND JULY 27, 1996


Significant Accounting and Reporting Policies


1. The accompanying consolidated financial statements have been prepared from the financial records of OfficeMax, Inc. and its subsidiaries (the "Company" or "OfficeMax") without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report. The results for any interim period are not indicative of the results to be expected for the full fiscal year. The Company's business is seasonal to a certain extent, with the third and fourth quarters of each year accounting for approximately 60% of sales and 80% of earnings for the full year. Sales are slowest during the May through July second quarter, primarily because of lower office supplies consumption during the summer vacation period.

2. The Company's consolidated financial statements for the 13 and 26 weeks ended July 26, 1997 and July 27, 1996 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 25, 1997 which were included in the Company's Annual Report on Form 10-K filed with the Securities Exchange Commission (File No. 1-13380) on April 24, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January.

4. At July 26, 1997, the Company operated a chain of 621 office products superstores, two call centers and 17 catalog delivery centers in approximately 250 markets, 48 states and Puerto Rico.

5. The Company's policy is to expense pre-opening expenses during the first month of each new store's operation. Consequently, pre-opening expense in each period is generally a function of the number of new stores opened during that period.

6. The average common and common equivalent shares utilized in computing earnings per share for the 13 and 26 weeks ended July 26, 1997 include 1,443,126 and 1,183,228 shares, respectively, resulting from the application of the treasury stock method to outstanding stock options.

7. On July 3, 1997, the Company entered into a five year, $500,000,000 revolving credit facility with a group of 23 banks, including The Bank of New York as the administrative agent and KeyBank National Association as the documentation agent. The revolving credit facility provides for borrowings bearing an interest rate at the bank's prime or Eurodollar rate plus .1450% to .3125% (fixed at .16% for the first year). In addition, the Company must also pay quarterly fees on the full amount of the revolving credit facility, fixed for the first year at .09% per annum, and varying between .08% and .1875% per annum for years two through five. This credit facility replaced the Company's $100,000,000 agreement. As of July 26, 1997, the Company had $20,000,000 in borrowings outstanding under the new credit facility.

8. The Company is required to adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), for the period ended January 24, 1998. Earlier application is not permitted. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. The Company does not believe that the adoption of SFAS 128 will have a material effect on the Company's method of calculation or display of earnings per share amount.

9. In June, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) was issued. The statement is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual reports and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as enterprises for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has not determined the impact, if any, that SFAS 131 will have on its consolidated financial statements and disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SALES for the 13 and 26 weeks ended July 26, 1997 increased 25% and 23% to $776,144,000 and $1,664,784, respectively, from $622,132,000 and $1,352,727 for the comparable periods a year earlier. These sales increases were primarily attributable to a full period of sales from the 96 stores opened during fiscal 1996, a comparable store sales increase of 5% for both the 13 week and 26 week periods and, to a lesser extent, the additional sales from 57 new superstores opened at various points during the 26 week period. Sales were negatively impacted by price deflation in paper, computers, fax machines and printers. The comparable store sales increase was negatively affected by approximately four percentage points because of these deflationary factors and one percentage point from the cannibalization effect of opening more than 50 new stores in existing markets in the last 12 months.

COST OF MERCHANDISE SOLD, INCLUDING BUYING AND OCCUPANCY COSTS, decreased as a percentage of sales to 77.9% and 77.7% for the 13 and 26 weeks ended July 26, 1997, respectively, from 78.4% and 78.2% of sales for the same periods a year earlier. Correspondingly, gross profit for the 13 and 26 week periods ended July 26, 1997, was 22.1% and 22.3%, respectively, as compared to 21.6% and 21.8% for the same periods a year earlier. This increase in gross profit was primarily attributable to improved gross margins in most supply departments due to the modification of product assortment and improved margin productivity in the computer merchandise category as the Company elected not to match 50% of its computer promotions conducted during the comparable periods in the prior year.

STORE OPERATING AND SELLING EXPENSES, which consist primarily of store payroll, operating and advertising expenses, decreased as a percentage of sales to 18.1% and 17.5% for the 13 and 26 weeks ended July 26, 1997, respectively, from 18.2% and 17.6% of sales from the same periods a year earlier. This decrease was primarily a result of leveraging of advertising expense and tight operating expense control offset by higher costs due to additional store openings and remodeling expense.

PRE-OPENING EXPENSE was $3,920,000 and $6,157,000 for the 13 and 26 weeks ended July 26, 1997, respectively, as compared to $1,869,000 and $2,401,000 for the same periods a year earlier, reflecting the opening of 34 and 57 superstores during the 13 and 26 weeks ended July 26, 1997, respectively, compared to 18 and 25 for the same periods a year earlier. Pre-opening expenses increased to an average of approximately $85,000 per store for the current year from the $75,000 incurred in the prior year. This increase is because the Company elected to accelerate certain training and other costs in order to facilitate higher customer service thereby improving the sales ramp up process after the store opens. Pre-opening expenses consist primarily of store payroll, supplies and grand opening advertising. During the first half of the year, the Company also opened 25 FurnitureMax hubs and 30 CopyMax hubs, for which pre-opening expenses average approximately $25,000 and $35,000, respectively, per store.

GENERAL AND ADMINISTRATIVE EXPENSES were 2.7% and 2.4% of sales for the 13 and 26 weeks ended July 26, 1997, respectively, as compared to 2.5% and 2.2% of sales for the same periods a year earlier, a result of the Company continuing to enhance its management team and infrastructure to support the planned growth both in the United States and internationally.

GOODWILL AMORTIZATION was $2,348,000 and $4,695,000, respectively, for the 13 and 26 week periods for both the current and prior year. Goodwill is capitalized and amortized over 40 years using the straight line method.

OPERATING INCOME increased to $4,233,000 and $28,636,000 or 0.6% and 1.7% of sales, for the 13 and 26 weeks ended July 26, 1997, respectively, as compared to operating income of $2,273,000 and $20,272,000, or 0.4% and 1.5% of sales, for the same periods a year earlier.

INTEREST INCOME (EXPENSE), NET was $(230,000) and $1,069,000 for the 13 and 26 weeks ended July 26, 1997, respectively, as compared to $1,635,000 and $4,425,000 for the same periods a year earlier. Interest expense increased as the Company continued to invest in store expansion and completed seasonal inventory buys resulting in reduced cash as well as seasonal short-term borrowings.

INCOME TAXES were $1,553,000 and $11,525,000 for the 13 and 26 weeks ended July 26, 1997, respectively, as compared to $1,550,000 and $9,785,000 for the same periods a year ago. The effective tax rates are different from the federal statutory income tax rate primarily as a result of goodwill amortization, tax exempt interest, and state and local taxes.

NET INCOME as a result of the foregoing factors, was $2,450,000 and $18,180,000 for the 13 and 26 weeks ended July 26, 1997, respectively, as compared to $2,358,000 and $14,912,000 for the same periods a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operations for the 26 weeks ended July 26, 1997 was $163,064,000. Major uses of working capital included increases in inventory, payment of accrued expenses and reduction of accounts payable attributable to seasonal inventory buys as well as the Company's expanded importing program which requires funding of merchandise at point of export. Net cash used for investing activities was $68,469,000 for the second quarter, principally as a result of the purchase of fixed assets for new and remodeled stores. Net cash provided by financing was $21,775,000 for the period, primarily from borrowing under the Company's revolving credit facility.

During the 13 weeks ending October 25, 1997, the Company plans to open approximately 30 to 35 new OfficeMax superstores, 17 new FurnitureMax stores, 15 new CopyMax stores and remodel 18 existing superstores. Management estimates that the Company's cash requirements for these openings and remodels, exclusive of pre-opening expenses, will be approximately $1,200,000, $215,000, $430,000, and $196,000, respectively, for each additional OfficeMax, FurnitureMax, CopyMax, and store remodel. For an OfficeMax superstore, the requirements include an average of approximately $450,000 for leasehold improvements, fixtures, point-of-sales terminals and other equipment, and approximately $750,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $85,000 for an OfficeMax superstore, $25,000 for a FurnitureMax store and $35,000 for a CopyMax store.

In order to finance its operations and capital requirements, including its expansion strategy, the Company expects to use funds generated from operations as well as its current cash reserves, and, to the extent necessary, seasonal short-term borrowings. The Company has available through June 2002 a $500,000,000 revolving credit facility, of which $20,000,000 was outstanding as of July 26, 1997.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A. The Annual Meeting of Shareholders of OfficeMax, Inc. was held on May 19, 1997. Holders of Common Shares of record at the close of business on March 28, 1997 were entitled to vote at the Annual Meeting of Shareholders.

         B. The following persons were nominated to serve, and were elected as directors of the Company to serve a term of two years and until their successors are elected: Raymond L. Bank; Michael Feuer; and Carl D. Glickman. The voting results for each such nominee are as follows:

                  Name                    For                  Withheld
                  ----                    ---                  --------
                  Raymond L. Bank         110,269,206           153,849
                  Michael Feuer           110,268,023           155,032
                  Carl D. Glickman        110,200,689           222,366

         C. With respect to the ratification of the selection of Price Waterhouse LLP as the Company's independent auditors for fiscal 1997, the voting results were as follows:

                  For               Against                   Withheld
                  ---               -------                   --------
                  110,228,952       89,234                     104,869

There were no broker non-voters.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a)   Exhibits:               .
                27.0          Financial Data Schedule for the period ended
                              July 26, 1997

(b)   Reports on Form 8-K:    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               OFFICEMAX, INC.

Date:  September 5, 1997       By:  /s/ Jeffrey L. Rutherford
                                  ----------------------------------------------

                                  Jeffrey L. Rutherford
                                  Senior Vice President, Chief Financial Officer (Principal Financial Officer and
                                  Principal Accounting Officer)