Form 10-Q
period 1997-10-25
OFFICEMAX INC /OH/
filed 1997-12-04
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q

           (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 25, 1997

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
                   ---    ---

            Title of Class                         Shares Outstanding as of
            --------------                             November 25, 1997
            Common Shares                              -----------------
           (without par value)                            124,101,418

                                 OFFICEMAX, INC.

                                      INDEX

Part I - Financial Information                                            Page
------------------------------                                            ----

  Item 1.       Financial Statements                                       3-8

  Item 2.       Management's Discussion and Analysis of Financial          9-10
                Condition and Results of Operations

Part II - Other Information
---------------------------

  Item 6.       Exhibits and Reports on Form 8-K                            11


Signatures                                                                  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS
-------  -  --------------------

                                                  OFFICEMAX, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)
                                                    (Unaudited)

                                                                        October 25,       January 25,
 ASSETS                                                                     1997              1997
                                                                       ---------------   ---------------
 Current assets:
   Cash and equivalents                                                $       80,585    $      258,111
   Accounts receivable, net of allowances
     of $845 and $861, respectively                                            82,278            24,072
   Merchandise inventories                                                  1,097,583           894,407
   Other current assets                                                        25,634            28,691
                                                                       ---------------   ---------------
   Total current assets                                                     1,286,080         1,205,281

 Property and equipment:

   Buildings and land                                                          19,203            16,843
   Leasehold improvements                                                     172,035           167,527
   Furniture and fixtures                                                     270,997           224,582
                                                                       ---------------   ---------------
   Total property and equipment                                               462,235           408,952
   Less: Accumulated depreciation and amortization                           (157,480)         (116,084)
                                                                       ---------------   ---------------
   Property and equipment, net                                                304,755           292,868

 Other assets and deferred charges                                             43,161            35,377
 Goodwill, net of accumulated amortization
   of $48,884 and $41,842, respectively                                       326,702           333,744
                                                                       ===============   ===============
                                                                       $    1,960,698      $  1,867,270
                                                                       ===============   ===============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable - trade                                            $      561,822      $    490,417
   Accrued expenses and other liabilities                                     116,389           161,815
   Accrued salaries and related expenses                                       39,796            32,504
   Taxes other than income taxes                                               51,928            45,865
   Revolving credit facility                                                        -                 -
   Mortgage loan, current portion                                               1,300             1,300
                                                                       ---------------   ---------------
   Total current liabilities                                                  771,235           731,901
 Mortgage loan                                                                 18,050            18,700
 Other long-term liabilities                                                   54,899            53,105
                                                                       ---------------   ---------------
       Total liabilities                                                      844,184           803,706
                                                                       ---------------   ---------------

 Commitments and contingencies                                                    --                 --

 Shareholders' equity:
   Common shares, without par value; 200,000,000 shares
     authorized; 124,037,068 and 123,766,614 shares issued                    856,730           854,094
     and outstanding, respectively
   Deferred stock compensation                                                   (450)           (1,149)
   Retained earnings                                                          260,234           210,619
                                                                       ---------------   ---------------
       Total shareholders' equity                                           1,116,514         1,063,564
                                                                       ===============   ===============
                                                                         $  1,960,698      $  1,867,270
                                                                       ===============   ===============

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.




                                                  OFFICEMAX, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Dollars in thousands, except per share data)
                                                    (Unaudited)

                                                       13 Weeks Ended                            39 Weeks Ended
                                            ------------------------------------    --------------------------------------
                                               October 25,        October 26,           October 25,         October 26,
                                                  1997               1996                  1997                 1996
                                            ----------------   -----------------    -----------------    -----------------

Sales                                        $    992,365       $    859,781          $   2,657,149        $   2,212,508
Cost of merchandise sold, including
  buying and occupancy costs                      756,952            669,794              2,050,206            1,727,046
                                            ----------------   -----------------    -----------------    -----------------

Gross profit                                      235,413            189,987                606,943              485,462

Store operating and selling expenses              156,107            131,488                448,081              369,495
Pre-opening expenses                                4,054              2,410                 10,211                4,811
General and administrative expenses                21,980             16,641                 62,048               46,741
Goodwill amortization                               2,347              2,346                  7,042                7,041
                                            ----------------   -----------------    -----------------   ------------------

   Total operating expenses                       184,488            152,885                527,382              428,088

Operating income                                   50,925             37,102                 79,561               57,374

Interest income, net                                  438              1,635                  1,507                6,060

                                            ----------------   -----------------    -----------------   ------------------
Income before income taxes                         51,363             38,737                 81,068               63,434

Income taxes                                       19,928             15,018                 31,453               24,803
                                            ----------------   -----------------    -----------------    -----------------

Net income                                  $        31,435     $     23,719          $      49,615      $        38,631
                                            ================   =================    =================    =================

EARNINGS PER COMMON SHARE DATA:

Earnings per common share                   $          0.25     $       0.19          $        0.40      $          0.31
                                            ================   =================    =================    =================

Weighted average number of
   common shares outstanding                    125,874,000      125,191,000            125,320,000          125,447,000
                                            ================   =================    =================    =================






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






                                                  OFFICEMAX, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)

                                                                                      39 Weeks Ended
                                                                          ----------------------------------------
                                                                            October 25,             October 26,
                                                                                1997                   1996
                                                                          -----------------       ----------------
CASH PROVIDED BY (USED FOR):
OPERATIONS
   Net income                                                             $    49,615             $     38,631
   Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization                                             49,201                  37,173
     Increase (decrease) in deferred income taxes                                 891                    (575)
     Increase in other long-term liabilities                                    1,794                   1,843
     Other, net                                                                (3,282)                    744
   Change in current assets and current liabilities:
     (Increase) in inventories                                               (203,176)               (218,982)
     Increase in accounts payable                                              71,405                 103,684
     (Increase) in accounts receivable                                        (58,206)                (36,009)
     Increase (decrease) in accrued liabilities                                 8,372                 (42,192)
                                                                          ----------------        --------------

           Net cash (used for) operations                                     (83,386)               (115,683)
                                                                          ----------------        --------------

INVESTING
   Capital expenditures                                                       (92,314)                (54,253)
   Other, net                                                                  (3,813)                 (1,332)
                                                                          ----------------        --------------

           Net cash (used for) investing                                      (96,127)                (55,585)
                                                                          ----------------        --------------

FINANCING

   Reduction in long term debt and capital lease obligations                      --                      (16)
   Payments of mortgage principal                                                (650)                    --
   Proceeds from issuance of common stock                                       2,637                   2,687
                                                                          ----------------        --------------

           Net cash provided by financing                                       1,987                   2,671
                                                                          ----------------        --------------

CASH AND CASH EQUIVALENTS
   Net (decrease) for the period                                             (177,526)               (168,597)
   Balance, beginning of period                                               258,111                 365,863
                                                                          ----------------        --------------

   Balance, end of period                                                  $   80,585             $   197,266
                                                                          ================        ==============

SUPPLEMENTAL INFORMATION

   Interest paid                                                          $      1,120            $       --
                                                                          ================        ==============

   Income taxes paid                                                      $     35,789            $    15,054
                                                                          ================        ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






                                                  OFFICEMAX, INC.
                             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                              (Dollars in thousands)
                                                    (Unaudited)



                                        Common Shares                Deferred
                                -------------------------------       Stock           Retained
                                    Shares          Amount         Compensation       Earnings         Total
                                ---------------- --------------  -----------------  --------------  -------------

Balance at January 25, 1997      123,766,614      $   854,094      $    (1,149)     $    210,619     $1,063,564

Issuance of common shares
  under director plan                  1,396               18              (18)             --              --

Exercise of stock options            224,473            1,267               --              --            1,267

Sale/(forfeiture) of shares
under management share               (13,085)             (88)              --              --              (88)
purchase plan

Sale of shares under employee         57,670            1,439               --              --            1,439
share purchase plan

Amortization of deferred                --               --                717              --              717
  compensation

Net income                              --               --                 --            49,615         49,615

                                ---------------- --------------  -----------------  --------------  -------------

Balance at October 25, 1997      124,037,068      $   856,730      $      (450)     $    260,234     $1,116,514
                                ================ ==============  =================  ==============  =============




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE 13 AND 39 WEEKS ENDED
                      OCTOBER 25, 1997 AND OCTOBER 26, 1996

Significant Accounting and Reporting Policies
---------------------------------------------

1. The accompanying consolidated financial statements have been prepared from the financial records of OfficeMax, Inc. and its subsidiaries (the "Company" or "OfficeMax") without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

2. The Company's consolidated financial statements for the 13 and 39 weeks ended October 25, 1997 and October 26, 1996 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 25, 1997 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 24, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January.

4. At October 25, 1997, the Company operated a chain of 659 office products superstores, two call centers and 17 catalog delivery centers in over 260 markets, 48 states and Puerto Rico.

5. The Company's policy is to expense pre-opening expenses during the first month of each new store's operation. Consequently, pre-opening expense in each period is generally a function of the number of new stores opened during that period.

6. The average common and common equivalent shares utilized in computing earnings per share for the 13 and 39 weeks ended October 25, 1997 include 1,850,092 and 1,362,410 shares, respectively, resulting from the application of the treasury stock method to outstanding stock options.

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

8. A receivable, valued at $19,000,000 and $15,000,000 on October 25, 1997 and January 25, 1997, respectively, has been recorded in other assets. The Company has recorded this receivable based on management's and outside legal counsel's interpretation of the terms and conditions of a terminated service contract.

9. The Company is required to adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), for the period ended January 24, 1998. Earlier application is not permitted. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. The Company does not believe that the adoption of SFAS 128 will have a material effect on the Company's method of calculation or display of earnings per share amount.

10. In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
     131) was issued. The statement is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual reports and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as enterprises for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has not determined the impact, if any, that SFAS 131 will have on its consolidated financial statements and disclosures.

11. On November 12, 1997, the Company's Board of Directors authorized the Company to purchase up to $100,000,000 of its common shares in open market transactions.

ITEM 2. MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------

SALES for the 13 and 39 weeks ended October 25, 1997 increased 15% and 20% to $992,365,000 and $2,657,149,000, respectively, from $859,781,000 and
$2,212,508,000 for the comparable periods a year earlier. These sales increases were primarily attributable to a full period of sales from the 96 stores opened during fiscal 1996, the additional sales from 96 new superstores opened at various points during the 39-week period and a comparable store sales increase of 2% for the 39-week period. Same-store sales for the 13 weeks, excluding computers, increased 3% over last year's third quarter. Comparable store sales for the 13 weeks, including computers, which were adversely affected by declining retail prices and the Company's deliberate decision to drastically curtail "giveaway" price promotions this year versus last year, resulted in a same-store sales decline of 2%.

COST OF MERCHANDISE SOLD, INCLUDING BUYING AND OCCUPANCY COSTS, decreased as a percentage of sales to 76.3% and 77.2% for the 13 and 39 weeks ended October 25, 1997, respectively, from 77.9% and 78.1% of sales for the same periods a year earlier. Correspondingly, gross profit for the 13 and 39 week periods ended October 25, 1997, was 23.7% and 22.8%, respectively, as compared to 22.1% and 21.9% for the same periods a year earlier. The increase in gross profit was primarily attributable to reductions in the number of giveaway computer promotions this year versus last year and the enhanced marketing of higher margin office supply items and furniture.

STORE OPERATING AND SELLING EXPENSES, which consist primarily of store payroll, operating and advertising expenses, increased as a percentage of sales to 15.7% and 16.9% for the 13 and 39 weeks ended October 25, 1997, respectively, from 15.3% and 16.7% of sales for the same periods a year earlier. The Company experienced a decrease in leverage of these items primarily due to the greater number of immature stores as the percentage of stores opened less than one year increased from 17% to 22%. New stores typically begin to leverage the fixed cost components in their second year of operations. This increase in costs was partially offset by improved leveraging of advertising expenses as the Company opened additional stores in existing markets.

PRE-OPENING EXPENSE was $4,054,000 and $10,211,000 for the 13 and 39 weeks ended October 25, 1997, respectively, as compared to $2,410,000 and $4,811,000 for the same periods a year earlier, reflecting the opening of 39 and 96 superstores during the 13 and 39 weeks ended October 25, 1997, respectively, compared to 24 and 49 for the same periods a year earlier. Pre-opening expenses increased to an average of approximately $85,000 per store for the current year from the $75,000 incurred in the prior year. This increase is due to the Company's business decision to accelerate certain training and other costs to facilitate higher levels of customer service when the store opens. Pre-opening expenses consist primarily of store payroll, supplies and grand opening advertising. For the 39 weeks ended October 25, 1997, the Company also opened 36 FurnitureMax hubs and 43 CopyMax hubs, for which pre-opening expenses averaged approximately $25,000 and $35,000, respectively, per store.

GENERAL AND ADMINISTRATIVE EXPENSES were 2.2% and 2.3% of sales for the 13 and 39 weeks ended October 25, 1997, respectively, as compared to 1.9% and 2.1% of sales for the same periods a year earlier, as a result of the Company continuing to enhance its management team and infrastructure to support the planned growth both in the United States and internationally.

GOODWILL AMORTIZATION was $2,347,000 and $7,042,000 for the 13 and 39 weeks ended October 25, 1997, respectively, as compared to $2,346,000 and $7,041,000 for the same periods a year earlier. Goodwill is capitalized and amortized over 40 years using the straight-line method.

OPERATING INCOME increased to $50,925,000 and $79,561,000 or 5.1% and 3.0% of sales, for the 13 and 39 weeks ended October 25, 1997, respectively, as compared to operating income of $37,102,000 and $57,374,000, or 4.3% and 2.6% of sales, for the same periods a year earlier.

INTEREST INCOME, NET was $438,000 and $1,507,000 for the 13 and 39 weeks ended October 25, 1997, respectively, as compared to $1,635,000 and $6,060,000 for the same periods a year earlier. Interest income decreased due to the Company's use of cash and equivalents to fund the aggressive expansion plans and seasonal inventory requirements.

INCOME TAXES were $19,928,000 and $31,453,000 for the 13 and 39 weeks ended October 25, 1997, respectively, as compared to $15,018,000 and $24,803,000 for the same periods a year ago. The effective tax rates are different from the federal statutory income tax rate primarily as a result of goodwill amortization, tax exempt interest, and state and local taxes.

NET INCOME as a result of the foregoing factors, was $31,435,000 and $49,615,000 for the 13 and 39 weeks ended October 25, 1997, respectively, as compared to $23,719,000 and $38,631,000 for the same periods a year earlier.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash used for operations for the 39 weeks ended October 25, 1997 was $83,386,000. Major uses of working capital included increases in inventory and an increase in the accounts receivable balance. The inventory increase was attributable to seasonal inventory buys and new store openings while the increase in accounts receivable was due to additional funding from vendors as a result of higher merchandise purchase volumes and the fact that most funding is collected at year end. Net cash used for investing activities was $96,127,000, principally due to capital expenditures for new and remodeled stores as well as the Company's continued investment in systems. Net cash received from financing was $1,987,000, primarily representing net proceeds received from the sale of shares under the Company's share purchase plans.

During the 13 weeks ending January 24, 1998, the Company plans to open approximately 54 new OfficeMax superstores, 14 new FurnitureMax stores, 13 new CopyMax stores and remodel 8 existing superstores. Management estimates that the Company's cash requirements for these openings and remodels, exclusive of pre-opening expenses, will be approximately $1,200,000, $215,000, $430,000, and $196,000, respectively, for each additional OfficeMax, FurnitureMax, CopyMax, and store remodel. For an OfficeMax superstore, the requirements include an average of approximately $450,000 for leasehold improvements, fixtures, point-of-sales terminals and other equipment, and approximately $750,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $85,000 for an OfficeMax superstore, $25,000 for a FurnitureMax store and $35,000 for a CopyMax store.

On November 12, 1997, the Company's Board of Directors authorized the Company to purchase up to $100,000,000 of its common shares in open market transactions. As of November 25, 1997, the Company had not purchased any common shares. The Company will reissue the acquired shares to satisfy its obligations under certain of its equity-based employee plans. Future purchases of common shares will depend on the Company's cash position and market conditions.

In order to finance its operations and capital requirements, including its expansion strategy, the Company expects to use funds generated from operations as well as its current cash reserves, and, to the extent necessary, seasonal short-term borrowings. The Company has available through June 2002 a $500,000,000 revolving credit facility. As of October 25, 1997, the Company had no outstanding debt associated with the revolving credit facility.

The Company's business is seasonal to a certain extent, with the fourth quarter of each year accounting for approximately 30% of sales and 40% of earnings for the full year. Sales are the slowest during the May through July second quarter, primarily because of lower consumption of office supplies during the summer vacation period.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits:

(a)  Exhibits:

              10.1 Credit agreement dated as of July 3, 1997, by and among OfficeMax, Inc., the lenders party thereto, the co-agents party thereto, KeyBank National Association, as documentation agent, and The Bank of New York, as administrative agent and as swing line lender

              27.0           Financial Data Schedule for the period ended
                             October 25, 1997

(b)  Reports on Form 8-K:    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  OFFICEMAX, INC.

Date:  December 4, 1997           By:       /s/ Jeffrey L. Rutherford
                                       ---------------------------------------
                                          Jeffrey L. Rutherford
                                          Senior Vice  President,
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)