Form 10-K405
period 1998-01-24
OFFICEMAX INC /OH/
filed 1998-04-21
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended JANUARY 24, 1998

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
(State or other jurisdiction of        (I.R.S. employer identification no.)
incorporation or organization)

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

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X  Yes     No
                                   ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 1998 was approximately $2,148,222,419.

The number of Common Shares, without par value, of the Registrant outstanding as of March 23, 1998 was 124,534,633.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement dated April 10, 1998, for use at the Annual Meeting of Shareholders to be held on May 14, 1998 are incorporated by reference in Part III hereof.

                                     PART I

          Certain statements in this Form 10-K constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. See "Business - Forward-Looking Statements."

ITEM 1.    BUSINESS

GENERAL

      OfficeMax, Inc. ("OfficeMax" or the "Company") is the largest operator of high-volume, deep-discount office product superstores in the United States in terms of the number of stores and breadth of geographic coverage. As of January 24, 1998, OfficeMax operated 713 superstores in over 290 markets in 48 states and Puerto Rico, as well as two national call centers, 17 delivery centers and OfficeMax retail joint ventures in Mexico and Japan.

      The Company sells its merchandise primarily to small and medium-size businesses, home office customers and individual consumers. Through its growing delivery and catalog operations, OfficeMax also serves the medium and larger corporate customer. Additionally, the Company operates OfficeMax OnLine on the Internet at http://www.OfficeMax.com, which enables consumers and businesses to buy a wide assortment of OfficeMax merchandise using personal computers.

      The typical full-size OfficeMax superstore is approximately 23,500 square feet. OfficeMax superstores offer over 7,700 office products, computers, business machines and related items, together with store-within-a-store modules of FurnitureMax and CopyMax, which are devoted to office furniture and "print-for-pay" services, respectively. The Company's new format now includes a "TechMax" department, which showcases the latest in computers, wireless digital technology and similarly related technology products.

HISTORY

         OfficeMax, which was co-founded by Michael Feuer, its current Chairman and Chief Executive Officer, opened its first superstore in suburban Cleveland, Ohio in July 1988. During the subsequent 28 months, the Company opened 28 superstores and acquired an additional seven stores from OfficeWorld, Inc., a deep-discount office products retailer located in the greater Chicago area.

         In November 1990, Kmart Corporation ("Kmart") acquired a 21.6% equity interest in the Company. As part of this transaction, OfficeMax acquired from Kmart five deep-discount office products superstores that operated under the name "Office Square" in the Chicago, Illinois and Akron/Canton, Ohio markets. In November 1991, Kmart increased its ownership interest in the Company to in excess of 90% by purchasing all of the outstanding capital shares of the Company except for certain shares held by the Company's two co-founders.

         In June 1992, the Company acquired OW Office Warehouse, Inc., a 41 store office products superstore chain with stores located primarily in the Mid-Atlantic region. In March 1993, the Company acquired BizMart, Inc., a 105 store national office products superstore chain with stores located in the Southwest, West and Pacific Northwest regions of the United States. Immediately following each acquisition, the acquired stores were operationally integrated, remodeled, remerchandised and converted to the OfficeMax name, merchandise presentation and format. As a result of these acquisitions and the opening of new superstores, OfficeMax achieved a national presence.

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

      On July 20, 1995, the Company completed a primary and secondary offering ("the Secondary Offering") consisting of 8,627,774 primary shares and 28,205,289 secondary shares owned by Kmart. Net proceeds to the Company from the Secondary Offering were $110,177,000. Following completion of the Secondary Offering, Kmart no longer owned an interest in OfficeMax.

      On September 11, 1995, the Company sold its approximate 20% interest in the contract stationer, Corporate Express, Inc. ("Corporate Express"), for $195,831,000, resulting in a pre-tax gain of approximately $118,014,000 ($69,124,000 after-tax gain, or $0.57 per share).

      In August 1996, the joint venture partnership in Mexico opened its first superstore in Mexico City. At January 24, 1998, the joint venture operated nine OfficeMax superstores in Mexico. In December 1996, the Company signed an agreement with its joint venture partner in Japan which opened its first superstore in November 1997.

INDUSTRY OVERVIEW

      Over the past approximately nine years, the office products industry has experienced rapid growth which the Company believes is attributable primarily to a shift in the United States to a more service oriented economy and the increasing utilization of technology, such as computers and fax machines, in businesses and homes. The Company believes that these trends will continue to expand the office products industry and will create opportunities for continued growth in market share for operators of high-volume office products superstores such as OfficeMax.

      Small and Medium-Size Business Market. The Company's primary target market consists of small and medium-size businesses, employing between one and 100 employees, home office customers and individual consumers. Historically, this market was served primarily by traditional office products retailers which typically operated small stores offering limited services and a limited selection of in-stock merchandise purchased from wholesalers or other distributors and sold to the ultimate consumer at manufacturers' or catalog list prices. Conversely, office products superstores, such as OfficeMax, feature a wide selection of name-brand and private label merchandise purchased directly from manufacturers and sold at deep-discount prices that are typically 30% to 70% below manufacturers' suggested retail and catalog list prices. As a result of their ability to offer selection, service and discount prices, office products superstores are capturing an increasing percentage of the retail office products market in the United States.

      Large Business Market. Large businesses, employing over 100 people, have historically been served primarily by traditional commercial office suppliers, known as "contract stationers," which provide their large business customers with a wide variety of office products purchased from manufacturers and intermediate wholesalers, generally for next business day delivery. This is a large and very fragmented segment of the office products industry with the six largest contract stationers only controlling 25% of the market. Contract stationers typically utilize an in-house, commissioned sales force to solicit orders from the purchasing departments of their customers, which order merchandise from the contract stationer's or an intermediate wholesaler's catalog.

BUSINESS STRATEGY

         The Company's strategy is to enhance its market share, to be a leading provider of office products, supplies and services in each of the markets in which it competes and to continue expanding into new markets, including expansion internationally. The key elements of this strategy are as follows:

                   * Extensive Selection of Merchandise in an Easy to Shop Presentation. Each OfficeMax superstore offers over 7,700 stock keeping units ("SKU's") of quality, in-stock, name-brand and private label merchandise. This represents a breadth and depth of in-stock items that are not available from traditional office products retailers, specialty office products retailers, mass merchandisers or wholesale clubs. The Company's merchandise presentation is highlighted by wide aisles, bright lighting with open ceilings, colorful signage and bold graphics. This easy-to-shop presentation is designed to enhance customer convenience, create an enjoyable shopping experience different from that provided by the Company's competitors and promote impulse buying, thereby increasing sales.

                  * Everyday Low Prices. The Company's everyday low price policy is to offer deep-discount prices that are typically 30% to 70% below manufacturers' suggested retail and catalog list prices. In addition, the Company guarantees its low prices up to 155%. OfficeMax will match any advertised price or refund the difference on an item purchased within seven days. An additional 55% merchandise credit (up to $55.00) will be issued if the lower price is from an office products superstore such as Staples, Inc. ("Staples") or Office Depot ("Office Depot").

                  * Customer Service. To develop and maintain customer loyalty, OfficeMax has fostered a customer-oriented culture that demands a high level of customer service from each associate. The Company views the quality of its customers' interaction with its associates as critical to its success. Toward this end, the Company emphasizes training and personnel development, seeks to attract and retain well-qualified, highly motivated associates, and has centralized most administrative functions at its corporate office and call centers to enable in-store associates to focus on serving customers.

                  * Focused Expansion. The Company enters markets that provide multi-store opportunities as well as markets in which the Company believes a single OfficeMax superstore can be one of the dominant office products suppliers. Prospective locations are evaluated using on-site surveys conducted by real estate consultants and field operations personnel coupled with a proprietary real estate selection model, which assesses potential store locations and incorporates computer-generated mapping. The model analyzes a number of factors that have contributed to the success of existing OfficeMax locations including the location's size, visibility, accessibility and parking capacity, potential sales transfer effects on existing OfficeMax stores and relevant demographic information, such as the number of businesses and the income and education levels in the area.

                  * New retailing concepts. During the last three years, OfficeMax has launched new retailing concepts which provide additional products and services to the Company's customers and an opportunity for incremental store traffic. These new concepts include the store-within-a-store modules, CopyMax and FurnitureMax. CopyMax offers customers a wide range of "print-for-pay" services, from self-service black and white copying to full service state of the art digital printing and publishing. FurnitureMax provides an expanded furniture selection and specialized services. The Company's newest format, TechMax, features the latest in communication products. These concepts are discussed in greater detail under the headings "Stores" and "Expansion."

                  * Non-Store Retailing. The Company's strategy for the catalog business is to capitalize on the OfficeMax brand name awareness with "Tier II customers" which the Company defines as small to medium-size businesses which employ 20 to 50 white-collar employees. These businesses spend approximately $400 per year for office supplies per employee. This customer group is one of the fastest growing segments of OfficeMax, providing the Company with incremental sales opportunities. Tier II customers receive a full assortment catalog of all the items found in OfficeMax stores plus a variety of merchandise available from a third party distributor. The Company also provides special order catalogs containing more than 20,000 items that ensure customers needs are meet. While pricing is important to be competitive, this Tier II customer base is much more concerned with service, such as guaranteed next business day delivery, than just price discounts alone.

                  * Electronic Commerce. The Company's online electronic retailing division consists of components designed to capitalize on the emerging and rapidly expanding online computer industry. The OfficeMax OnLine web site, introduced in March 1995, features over 20,000 office products, computers, software and related merchandise. OfficeMax OnLine currently is available on America OnLine (keyword OfficeMax) and the Internet through the Company's world wide web site, www.officemax.com. The other components of electronic commerce are the CD-ROM catalogs and OfficeMax Corporate Direct. The interactive CD-ROM catalogs provide the small office/home office customer with real time information, instant pricing updates and electronic ordering capability. OfficeMax Corporate Direct enables the Company to increase its emphasis on targeting companies employing between 50 and 300 office employees. Corporate Direct is an Internet based purchasing system for these larger companies which is currently being tested in several markets. This initiative will be supported by the Company's existing delivery center facilities, systems and online technology.

                  * International Opportunities. During fiscal 1997, the Company opened seven OfficeMax superstores in Mexico through a joint venture with Grupo OpriMax, a Mexican corporation, ending the year with nine superstores. In fiscal 1998, the joint venture plans to open up to ten more superstores in Mexico. Additionally, the Company's other joint venture created during fiscal 1996 with JUSCO Company Ltd., a Japanese corporation, opened its first superstore in Yokkaichi, Japan on November 22, 1997. The expansion plan for Japan includes opening up to ten more superstores in fiscal 1998. OfficeMax owns a 19% interest in each joint venture.

MERCHANDISING

         The Company's merchandising strategy focuses on offering an extensive selection of quality, name-brand and private label office products at deep-discount prices. OfficeMax superstores feature over 7,700 SKU's generally in the categories of office supplies, computers, computer software, business electronics and office furniture. The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the periods presented:

                                                                   FISCAL YEAR ENDED
                                                                   -----------------
                                                           JANUARY 24,  JANUARY 25, JANUARY 27,
                                                              1998        1997        1996
                                                            ------      ------      ------

Office supplies, including "print-for-pay" services (1)       37.6%       37.7%       40.7%

Electronics, business machines, computers,
    software, peripherals and related consumable
    products such as printer cartridges, ribbons
    and paper                                                 50.6        51.1        47.5

Office furniture                                              11.8        11.2        11.8
                                                            ------      ------      ------
                                                             100.0%      100.0%      100.0%
                                                            ======      ======      ======


(1) Excludes consumable supplies relating to computers and business machines.

         The Company emphasizes a wide selection of name-brand office products, packaged and sold in multi-unit packages for the business customer and single units for the individual consumer. The Company also offers private label products under the OfficeMax(R) label in order to provide customers additional savings on selected commodity products for which management believes national brand recognition is not a key determinant of customer satisfaction. These commodity items include various paper products such as computer and copy paper, legal pads and notebooks, envelopes and similar functional items. Despite lower selling prices, these items typically carry higher gross margins than comparable branded items and help build consumer recognition for the OfficeMax family of Max brand products. The Company's merchandising staff regularly evaluates new name-brand and private label merchandise to maximize profit opportunities and to provide customers with the best value. The Company also includes its toll-free telephone number on the packaging of certain commodity and private label goods to increase repeat sales as commodity goods are used and replenished.

PURCHASING AND DISTRIBUTION

         OfficeMax maintains a centralized group of merchandise and category managers who average approximately 20 years of retail buying and merchandising experience. In 1997, OfficeMax implemented category merchandise management, the process of managing categories as strategic business units. Using a detailed merchandise planning system, this group selects the merchandise mix for each store in conjunction with systematic, frequent input from field management and store personnel. The Company utilizes a proprietary merchandise replenishment system, "ForeMax," which automatically analyzes and forecasts sales trends for each SKU statistically and then estimates each store's merchandise requirements.

         The Company believes that it has good relationships with its vendors and does not consider itself dependent on any single source for its merchandise. As the number of stores increases pursuant to the Company's store expansion plan, the Company believes that it will be able to continue to obtain sufficient merchandise for all of its stores on a timely basis.

MARKETING, PROMOTIONS AND ADVERTISING

         OfficeMax directs its marketing efforts at small and medium-size businesses, home office customers, and individual consumers. A multimedia approach is used to attract new customers while re-emphasizing the Company's value message to existing customers. Included in these campaigns are national television commercials, newspaper ads, seasonal spot television and radio commercials, direct mail promotions, circulars, and outdoor billboards, sports arena and other such signage. OfficeMax also publishes full-color catalogs and has introduced a catalog on CD-ROM to further communicate the benefits of shopping at OfficeMax.

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

         As part of its ongoing efforts to strengthen customer loyalty and enhance the image of its stores as a value destination, the Company introduced MaxRebates(TM), MaxValues(TM) and MaxLease(TM) in fiscal 1997. MaxRebates, the industry's first one-check rebate program, allows customers to complete just one form for all rebate qualified purchases and receive one check in return. This is an added value each time customers shop at OfficeMax. MaxValues provides customers with value added items, such as three free legal pads with the purchase of a twelve-pack. MaxLease is a partnership between OfficeMax and GE Capital to offer business customers a financing alternative in the form of a lease program for the purchase of furniture, computers and office equipment.

STORES

         The typical full-size OfficeMax superstore is approximately 23,500 square feet. OfficeMax superstores are generally destination oriented locations in high-traffic, suburban strip-mall shopping centers that provide customers easy access and ample store-front parking. Each superstore displays merchandise in accordance with a corporate developed plan-o-gram to ensure that it utilizes optimal display techniques and provides a consistent and attractive shopping environment for customers. The Company continuously evaluates the attributes of its prototype store model and periodically makes adjustments to the desired store layout. These changes are integrated into new stores as they are opened and are also considered when the Company remodels existing units. The Company's latest prototype is characterized by an increased degree of visual acuity, a central computer and business electronics section, and a segregated CopyMax "print-for-pay" area. Management believes that attractive and up-to-date stores contribute to customer satisfaction and loyalty, leading to increased sales. Due to the success of the latest prototype, 124 existing superstores were remodeled during fiscal 1997 and plans are in place to remodel 75 more stores during fiscal 1998.

         Introduced in July 1995, the store-within-a-store CopyMax modules feature a broad assortment of "print-for-pay" services for businesses and consumers ranging from self-service copying to digital printing and publishing as well as color copying, custom printing and related specialty services. Approximately 4,000 to 6,000 square feet are devoted to a full service CopyMax "hub" location, which utilizes the latest digital printing equipment and technology and serves as a centralized production facility. The mini-CopyMax or "spoke" locations are smaller store-within-a-store concepts averaging approximately 900-square feet. These spoke locations are served by a hub utilizing the "CopyMax Link" software. This software, a modem based solution that provides the capability to transmit documents to any CopyMax location, creates a "hub-and-spoke" concept that optimizes equipment in the CopyMax hubs. Customers can use PrintLink@CopyMax(TM), a unique custom printing site on the Internet which allows customers to design and purchase a variety of products including stationary, business cards, announcements and labels right from their own computer keyboard.

         Another store-within-a-store module, FurnitureMax, features an extensive selection of office furniture from the ready-to-assemble products currently sold by OfficeMax to a broader assortment of office chairs, dividers, filing cabinets and higher-end case goods, desks and credenzas. FurnitureMax also offers specialized services such as customized space planning, on site consultation, installation, furniture setup and free delivery. Full-size FurnitureMax hubs are an approximately 4,000 to 8,000 square foot addition to an existing OfficeMax superstore while mini-FurnitureMax modules contain approximately 2,000 square feet.

         A TechMax department is now included in the Company's newest store format. This module showcases the latest in computers, wireless digital technology, communications products and similarly related technology products and features specially trained associates to serve the TechMax customers.

         During fiscal 1998, OfficeMax plans to test its new PDQ concept. OfficeMax PDQ is a smaller express store footprint offering about 2,000 high-volume commodity products combined with a full-service CopyMax hub in a 6,000 to 7,000 square foot retail site. The OfficeMax PDQ format will allow the Company to penetrate high-density urban locations, satellite locations within metro markets and international locations.

EXPANSION

         Small and Medium-Size Business Market. The Company's expansion strategy primarily focuses on new store growth and its new retailing concepts. The Company opened 150 superstores in fiscal 1997 and intends to continue its rapid growth by opening approximately 120 additional superstores in fiscal 1998. At the end of fiscal 1997, OfficeMax operated 142 full size FurnitureMax units of which 48 were opened in fiscal 1997. During fiscal 1997, the Company opened 55 CopyMax hub units, bringing the total number of hub units to 129.

         Large Business Market. OfficeMax has undertaken several initiatives to better serve the needs of its larger customers, predominately through its catalog and delivery operations. The Company serves the needs of large businesses through its expanded full-color catalogs featuring approximately 5,000 items and with other specialized catalogs. These catalogs, which are distributed periodically to businesses and individual customers, feature toll-free telephone ordering and typically offer next business day delivery. In addition, the Company employs a commercial sales force to attract new customers as well as maintain existing customers. The Company continues to develop a network of delivery centers in the major markets OfficeMax serves. In contrast to the small business, home office and individual consumer customer focus of OfficeMax's retail superstores, the Company's expanded catalogs , commercial sales force and delivery centers enable larger businesses, municipalities and school systems to purchase from OfficeMax on much the same basis as they could from contract stationers and other traditional office product suppliers.

         International. The Company has entered into a joint venture agreement with Grupo Oprimax, a Mexican corporation, and operates nine OfficeMax superstores in Mexico with up to ten more stores planned to open in fiscal

1998. In addition, the Company has a joint venture agreement with JUSCO Company Ltd., a Japanese corporation, and opened its first OfficeMax superstore in Japan in fiscal 1997, with up to ten more stores planned to open in fiscal 1998. The Company is also currently exploring new joint venture opportunities in South America. Ultimately, the Company's international expansion will depend upon general economic and business conditions affecting consumer spending, the availability of desirable locations, the negotiation of acceptable terms and the availability of adequate capital.

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

         Management has undertaken a number of initiatives that demonstrate its commitment to excellent in-store customer service. For example, by centralizing most administrative functions at its corporate offices and call centers, OfficeMax enables its in-store associates to focus primarily on customer service. In addition, the Company implemented ServiceMax, a program that details customer service standards to be met by each store-level associate and assigns to each superstore one or more associates whose primary responsibility is to ensure that each customer receives prompt, courteous and knowledgeable service. The Company has also developed proprietary Computer Based Training (CBT) to ensure that associates receive the training needed to keep pace with new technology and learn more effective methods of customer service.

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

         At its headquarters, the Company uses a platform of Unix-based parallel processors which supports a wide variety of mission critical applications, ranging from merchandise replenishment to order fulfillment, electronic commerce and financial systems. This "open system" architecture provides seamless connectivity to a number of special purpose applications that provide the information required to make timely and informed decisions. This technology also provides "scalability," the ability to support growth within the same platform.

          During 1997, the Company continued to develop its internal computer systems replatforming project, FutureMax, that will provide integrated state-of-the-art client-server systems and technology. FutureMax is comprised of three major application suites, merchandising, inventory management and financial systems, as well as a broad replatforming of the Company's information systems' technical infrastructure. OfficeMax has invested over $50 million in the last three years to upgrade systems and controls and intends to continue investing aggressively in this area to support the Company's growth.

         The Company operates a proprietary, in-store computer system called "StoreMax" that allows the daily tracking of inventory receipts through the use of portable handheld radio frequency terminals. These terminals permit store managers to scan a product on the shelf and instantly retrieve product specific information, such as recent sales history, gross profit margin and inventory levels. In-store point-of-sale registers capture sales information at the time of each transaction at the category and SKU level by the use of bar-code scanners that update store-level perpetual inventory levels. This information is transmitted on a daily basis to corporate headquarters, where it is evaluated and used in merchandising and replenishment decisions. In addition, StoreMax is used to transmit data to each store relating to its key day-to-day operations.

         The Company utilizes an online advanced "frame-relay" network which supports data communication between headquarters and its stores, delivery and call centers. This technology is employed to centralize credit card and check authorization and validate transactions. In addition, the network enhances intra-Company communication and supports electronic maintenance of in-store technology. The Company has also launched a plan to develop its own intranet, know as @Max(TM), which will provide information on demand to all of the Company's associates.

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

COMPETITION

         The office products industry, which includes both national superstore chains and other indirect competitors, is highly competitive. Businesses in the office products industry compete on the basis of pricing, product selection, convenience, customer service and ancillary business offerings.

         As a result of the consolidation of the office products superstore industry, OfficeMax currently has only two direct competitors, Staples and Office Depot, which are similar to the Company in terms of store format, pricing strategy and product selection. Of the approximately 20 office products superstore chains that were launched between approximately 1986 and 1994, all but OfficeMax, Staples and Office Depot have either been acquired or gone out of business.

         Although not all OfficeMax stores currently compete with either Staples or Office Depot stores, the Company believes it will face increased competition from Staples and Office Depot as the three remaining office product superstore chains expand their operations in the same markets. The Company believes that it competes favorably with Staples and Office Depot through consistent execution of its business strategy, the components of which are designed to favorably differentiate OfficeMax from Staples and Office Depot.

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

ASSOCIATES

         As of March 23, 1998, the Company had approximately 32,355 employees, including 16,255 full time and 16,100 part-time associates, 1,548 of whom were employed at its Corporate headquarters, divisional offices and call centers and 30,807 of whom were employed at OfficeMax stores and delivery centers. None of the Company's associates is subject to a collective bargaining agreement. Management believes that its relationship with its associates is satisfactory.

FORWARD-LOOKING STATEMENTS

          Certain statements in this Form 10-K, in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Commission. The words "believe," "expect," "anticipate," "intend," "estimate," "plan" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

      The future operating results of the Company may be affected by a number of factors, including without limitation, the following:

      The Company operates in the office products industry, which is highly competitive. The Company competes with other high-volume, discount office products superstore chains, such as Office Depot, Inc. and Staples, Inc., that are similar to the Company in terms of store format, pricing strategy and product selection. The Company's expansion into new geographic markets in which its competitors are already established, and expansion of the Company's competitors into markets in which the Company is currently operating, has a tendency to dilute the customer base and may have an adverse effect on the Company's operations. In addition, the Company believes that it will face increased competition in the future as the Company and its competitors continue to expand their operations. Any attempt by the Company or any of its competitors to reduce prices systematically to gain market share or otherwise could result in industry wide reduced prices and lower gross margins.

      Over the last few years, the Company's rapid growth has resulted largely from the Company's aggressive new store opening strategy. While the Company intends to continue pursuing an aggressive new store expansion strategy by opening at least 120 new superstores in fiscal 1998 and by continuing to consider strategic acquisitions, there can be no assurance that the Company's historic growth rate can or will continue or that such new store openings or acquisitions will occur. The Company's ability to open new superstores at its planned rate is dependent on a number of factors, including availability of suitable sites, negotiation of acceptable leases and other factors, some of which are beyond the control of the Company. In addition, the Company's expansion strategy includes clustering new stores in existing markets, which results in some transfer of sales from existing stores to the new locations. While management believes that its aggressive expansion strategy will improve its overall market position and, ultimately, its profitability, there can be no assurance that this will occur.

      The Company is largely dependent on the services of Michael Feuer, the Company's Co-Founder, Chairman and Chief Executive Officer, and its senior management. The loss of Mr. Feuer or any of the Company's other senior management could have a material adverse impact on the Company.

      The Company has entered into joint venture agreements with locally-based companies in Mexico and Japan. The Company is also exploring the possibility of expansion into other international markets, including Brazil. There is no guarantee that the Company will develop or maintain significant operations internationally or that any such operations will be successful. Any international operations established by the Company will be subject to risks similar to those affecting its North American operations in addition to a number of other risks, including lack of complete operating control, lack of local business experience, foreign currency fluctuations, language and other cultural barriers and political and economic instability.

         Although the Company continues to evaluate its distribution strategy and methods in order to take advantage of new and improved technology to increase inventory controls and reduce expenses and delivery lead times, there can be no assurance that changes in the Company's current distribution methods will accomplish these goals.

         An element of the Company's growth strategy is the pursuit of strategic acquisitions, that either expand or complement its business. The Company routinely reviews such potential acquisition opportunities. Such acquisitions involve a number of risks, including risks pertaining to integration of the acquired business. In addition, the Company may incur debt to finance future acquisitions.

         The foregoing factors could affect the Company's actual results and could cause the Company's actual results during fiscal 1998 and beyond to be materially different from any anticipated results expressed in any forward-looking statements made by or on behalf of the Company.

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

ITEM 2.    PROPERTIES

         OfficeMax superstores are relatively immature, having been open as of March 23, 1998 an average of 3.3 years operating under the OfficeMax name and format. Of the Company's 725 superstores, 325 have been opened by OfficeMax within the last three years. Management believes that the Company's young stores represent an opportunity for future sales growth as they proceed through the maturation cycle.

         The Company occupies virtually all of its stores under long-term lease agreements. These leases generally have terms ranging from 10 to 25 years plus renewal options. Most of these leases require the Company to pay minimum rents, subject to periodic adjustments, plus other charges including utilities, real estate taxes, common area maintenance and, in limited cases, contingent rentals based on sales. Several of the Company's store leases are guaranteed by Kmart. The Company and Kmart are parties to a Lease Guaranty, Reimbursement and Indemnification Agreement, pursuant to which Kmart has agreed to maintain existing guarantees and provide a limited number of additional guarantees, and the Company has agreed, among other things, to indemnify Kmart against liabilities incurred in connection with those guarantees.

         As of March 23, 1998, OfficeMax had 725 superstores in 48 states and Puerto Rico. The following table details OfficeMax superstores by state and territory:


Alabama                      9                                  Nebraska                      6
Alaska                       3                                  Nevada                        8
Arkansas                     1                                  New Hampshire                 3
Arizona                     17                                  New Jersey                   15
California                  66                                  New Mexico                    6
Colorado                    15                                  New York                     40
Connecticut                  9                                  North Carolina               16
Delaware                     2                                  North Dakota                  1
Florida                     44                                  Ohio                         46
Georgia                     18                                  Oklahoma                      5
Hawaii                       3                                  Oregon                       12
Idaho                        5                                  Pennsylvania                 30
Illinois                    43                                  Rhode Island                  2
Indiana                     17                                  South Carolina                8
Iowa                         6                                  South Dakota                  2
Kansas                       8                                  Tennessee                    21
Kentucky                     6                                  Texas                        56
Louisiana                    7                                  Utah                         13
Maine                        1                                  Washington                   17
Massachusetts               14                                  Virginia                     17
Michigan                    37                                  West Virginia                 5
Minnesota                   19                                  Wisconsin                    18
Mississippi                  2                                  Wyoming                       2
Missouri                    17                                  Puerto Rico                   4
Montana                      3

ITEM 3.    LEGAL PROCEEDINGS

           The Company is a party to litigation it initiated in October 1997 in the United States District Court for the Northern District of Ohio against Ryder Integrated Logistics, Inc. arising out of Ryder's failure to fulfill certain payment guarantees pursuant to the terms of the Company's logistics service agreement with Ryder. The Company terminated the logistics service agreement in June 1997 based on numerous claims against Ryder under the agreement including, among others, Ryder's refusal to honor its cost guarantees and its failure to return overpayments to the Company. During the course of the agreement, the Company recorded receivables from Ryder of approximately $19,000,000 representing overpayments due from Ryder pursuant to the terms of the agreement. In January 1998, Ryder filed a counterclaim against the Company alleging damages arising from the Company's termination of the agreement in the amount of approximately $75,000,000. The Company believes the counterclaim is without merit and intends to vigorously defend against such counterclaim.
         Management is of the opinion that, although the ultimate resolution of the Ryder litigation cannot be forecasted with certainty, final disposition of this matter should not materially affect the Company's liquidity, financial position or results of operations. However, in the event of an unanticipated adverse final determination in this matter, the Company's consolidated net income for the period in which such determination occurs could be materially affected.
         In addition, there are various claims, lawsuits and pending actions against the Company incident to the Company's operations. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's liquidity, financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Listed below are the names, positions and ages of the executive officers of the Company as of March 23, 1998. Each executive officer will serve until his successor is selected by the Board of Directors or until his earlier resignation or removal.


       NAME                               POSITION                           AGE

  Michael Feuer                 Chairman of the Board and                    53
                                Chief Executive Officer

  John C. Martin                President, Retail Stores                     48

  James P. Mastrian             Senior Executive Vice President,             55
                                Merchandise and Marketing

  Edward L. Cornell             Executive Vice President,                    49
                                New Business Development

  Jeffrey L. Rutherford         Executive Vice President,                    37
                                Chief Financial Officer

  Mark L. Keschl                Senior Vice President,                       42
                                Real Estate

  Ross H. Pollock               Senior Vice President,                       42
                                General Counsel and Secretary

  Douglas J. Schwinn            Senior Vice President,                       47
                                Chief Information Officer

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

      Mr. Mastrian has served as Senior Executive Vice President, Merchandise and Marketing of the Company since June 1997. From September 1990 to May 1997, Mr. Mastrian was an officer of Revco D.S. Inc., serving most recently as Executive Vice President, Marketing. Mr. Mastrian has also served as a merchandising executive with a number of leading retailers, including The Sherwin Williams Company, where Mr. Mastrian held various executive positions including Senior Vice President for the Stores Division and President and General Manager for its then 425 store Gray Drug Fair chain.

         Mr. Cornell has served as Executive Vice President, New Business Development of the Company since December 1995. From February 1993 to December 1995, Mr. Cornell served as Executive Vice President, Chief Financial Officer of the Company. From February 1992 to February 1993, Mr. Cornell served as Senior Vice President and Chief Financial Officer of the Company. From March 1983 to February 1992, Mr. Cornell was employed by Things Remembered, a specialty retail subsidiary of Cole National Corporation, serving most recently as Executive Vice President and Chief Financial Officer. Mr. Cornell has also held various management positions with Wal-Mart Stores, Inc. and Zayre Corporation.

         Mr. Rutherford has served as Executive Vice President, Chief Financial Officer of the Company since March 1998. From June 1997 to March 1998, Mr. Rutherford served as Senior Vice President, Chief Financial Officer of the Company. From February 1997 to June 1997, Mr. Rutherford served as Senior Vice President, Finance and Treasurer of the Company. From January 1984 to January 1997, Mr. Rutherford was employed in various positions with Arthur Andersen LLP, most recently as a Senior Manager.

         Mr. Keschl has served as Senior Vice President, Real Estate of the Company since September 1993. From September 1992 to August 1993, Mr. Keschl worked as a real estate consultant, performing services for The Sports Authority, Inc., a large format sporting goods retailer. From November 1984 to August 1992, Mr. Keschl was employed by Toys-R-Us, Inc., serving most recently as Senior Vice President of Real Estate. Mr. Keschl has also held various real estate related positions with Arbor Drugs, a Michigan based chain of retail drug stores.

         Mr. Pollock has served as Senior Vice President, General Counsel and Secretary of the Company since March 1998. From January 1997 to March 1998, Mr. Pollock served as Vice President, General Counsel and Secretary of the Company. From September 1988 to December 1996, Mr. Pollock practiced law with the law firm of Benesch, Friedlander, Coplan & Aronoff in its Cleveland, Ohio office.

         Mr. Schwinn has served as Senior Vice President, Chief Information Officer of the Company since January 1997. From June 1993 to January 1997, Mr. Schwinn was employed by FoxMeyer Drug Company, serving most recently as Senior Vice President, Chief Information Officer. From May 1990 to June 1993, Mr. Schwinn was Director, Information Systems Development at Mervyn's Department Store.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
           MATTERS

         The high and low sales prices of the Company's Common Shares during each quarter of fiscal 1996 and fiscal 1997, as reported on the New York Stock Exchange Consolidated Transaction reporting system, are listed below:

                          Fiscal 1996                                       High                  Low
                          -----------                                       ----                  ---
                          1st Quarter  (ended April 27, 1996)              $19.25               $13.625
                          2nd Quarter  (ended July 27, 1996)                18.125               12.25
                          3rd Quarter  (ended October 26, 1996)             15.75                12.125
                          4th Quarter  (ended January 25, 1997)             15.25                 9.875

                          Fiscal 1997                                       High                  Low
                          -----------                                       ----                  ---
                          1st Quarter  (ended April 26, 1997)              $15.125              $10.875
                          2nd Quarter  (ended July 26, 1997)                15.25                11.375
                          3rd Quarter  (ended October 25, 1997)             16.25                13.00
                          4th Quarter  (ended January 24, 1998)             15.0625              11.8125



         The Company has never paid dividends on its Common Shares. The Company does not anticipate paying any cash dividends on its Common Shares in the foreseeable future because it intends to retain its earnings to finance the expansion of its business and for general corporate purposes. The declaration and payment of any dividends in the future will be at the discretion of the Company's Board of Directors and will depend on, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors deemed relevant by the Company's Board of Directors.

         As of March 23, 1998, the Company had approximately 3,400 shareholders of record. On March 23, 1998, the closing price of the Company's Common Shares was $17.25.

ITEM 6.    SELECTED FINANCIAL DATA

         Selected financial data as of and for the fiscal years ended January 24, 1998, January 25, 1997, January 27, 1996, January 21, 1995, and January 22,
1994 is set forth below:

(Dollars in millions, except per share and store data)
---------------------------------------------------------------------------------------------------------------------------
                                         Fiscal        Fiscal          Fiscal        Fiscal          Fiscal
                                          1997          1996           1995(1)        1994            1993
---------------------------------------------------------------------------------------------------------------------------

FINANCIAL DATA
Sales                                  $ 3,765.4      $ 3,179.3      $ 2,542.5      $ 1,841.2      $ 1,421.8
Gross profit                               870.4          690.3          572.0          418.8          312.8
Operating income                           145.9          105.5           86.3           55.6           20.0
Net income                                  89.6           68.8          125.8           30.4           10.8
Pro forma earnings
 per common share: (2)
        Basic                               0.73           0.56           1.06           0.27           0.10
        Diluted                             0.72           0.55           1.04           0.27           0.09
OTHER FINANCIAL AND OPERATING DATA
Percentage increase in sales                18.4%          25.0%          38.1%          29.5%         169.2%
Comparable store sales increase(3)           1.1%          11.0%          16.7%          17.0%          18.2%
End of period stores                         713            564            468            388            328
FINANCIAL POSITION
Working capital                        $   561.5      $   473.4      $   499.4      $   211.9      $   113.6
Total assets                             1,906.0        1,867.3        1,587.9        1,257.5        1,009.7
Total long-term debt, including
 capital lease obligations                  19.0           20.0             --            0.3            0.8
Shareholders' equity                     1,160.6        1,063.6          990.9          748.6          608.5

(1)      Net income and pro forma earnings per common share includes $69.1 million, or $0.57 per share, after-tax gain from sale of Corporate Express, Inc.


(2)      Pro forma earnings per Common Share data for fiscal 1993 and 1994 give effect to the issuance of all shares at the time of the Offering and the proceeds from the Offering paid to Kmart as if such transactions had taken place at the beginning of that period.

(3)      Comparable store sales include the sales of a store beginning on the first day of the 53rd week of its operation, except for 105 stores acquired from BizMart in March 1993. Stores acquired from
         BizMart were first included in the comparable store sales calculation on August 21, 1994 to correspond to the 53rd week following substantial completion of their remodeling, remerchandising and conversion to the OfficeMax name, merchandise presentation and format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Sales for fiscal 1997 increased 18.4% to $3,765,444,000 versus $3,179,274,000 in fiscal 1996. This followed a 25.0% increase in fiscal 1996 from $2,542,513,000 in fiscal 1995. The fiscal 1997 sales increase was primarily attributable to the full year's sales from the 96 stores opened during fiscal 1996, the additional partial year's sales from 150 new stores opened in fiscal 1997 and a 1.1% comparable store sales increase. This 1.1% comparable store increase was negatively impacted by deflationary pressures including a decrease in the average selling prices for computers, printers and fax machines of approximately 10.0%-13.0% along with a reduction in retail paper pricing of about 13.0%. Same-store sales for this 52-week period advanced 4.1% excluding computers which were adversely affected by the Company's deliberate decision to drastically curtail promotions in 1997 versus 1996 as well as deflationary pricing. Comparable store sales in fiscal 1996 increased 11.0% from fiscal 1995.

         Cost of merchandise sold, including buying and occupancy costs, decreased as a percentage of sales to 76.9% in fiscal 1997 from 78.3% in fiscal 1996 and 77.5% in fiscal 1995. Correspondingly, gross profit as a percent of sales was 23.1% for fiscal 1997 compared to 21.7% and 22.5% for fiscal 1996 and 1995, respectively. The gross profit increase in fiscal 1997 was primarily attributable to the reduction in the number of computer promotions in fiscal 1997 versus the prior year and the enhanced marketing of higher margin office supply and furniture merchandise. The gross profit decline in fiscal 1996 was primarily attributable to the increase in lower margin computer sales as a percentage of the total merchandise mix.

         Store operating and selling expenses, which consist primarily of store payroll, operating and advertising expense, increased to 16.3% of sales in fiscal 1997 from 15.8% of sales in fiscal 1996 and were basically flat to the 16.5% reported in fiscal 1995. This increase was primarily due to 21.0% of the store's base being open less than one year in fiscal 1997 versus 17.0% in the prior year as new stores typically begin to leverage fixed cost components in their second year of operations when sales volumes commonly accelerate at double digit rates. The Company also increased its advertising expense in fiscal 1997 to enhance brand awareness.

         Pre-opening expense was $15,512,000, $10,649,000 and $6,818,000 for fiscal 1997, 1996 and 1995, respectively, reflecting 150, 96 and 80 new store openings. Pre-opening expense, which consists primarily of store payroll, supplies and grand opening advertising increased to an average of approximately $85,000 for an OfficeMax superstore which is up from $75,000 for 1996 and 1995. Additionally, in fiscal 1997, 1996 and 1995, pre-opening expense included the costs associated with opening 48, 70 and 22 FurnitureMax units, respectively, which averaged approximately $25,000 per unit, along with 55, 66 and 8 CopyMax hub units, respectively, which averaged approximately $35,000 per unit. The Company expenses these costs during the first full month of the store's operation. Consequently, pre-opening expenses in each period are generally a function of the number of new stores opened during that period.

         General and administrative expenses increased as a percentage of sales to 2.3% in fiscal 1997 from 1.9% in fiscal 1996 and 2.0% in fiscal 1995. This increase reflects the Company's continuing efforts to strengthen and enhance its infrastructure and management team to support the planned growth both in the United States and internationally and includes expenses associated with its focus on building its information systems group.

         Goodwill amortization was $9,390,000 in both fiscal 1997 and fiscal 1996 and was $9,414,000 in fiscal 1995. Goodwill is capitalized and amortized over 40 years using the straight line method.

         Operating income for fiscal 1997 increased to $145,917,000, or 3.9% of sales, as compared to operating income of $105,456,000 and $86,253,000, or 3.3% and 3.4% of sales, in fiscal 1996 and 1995, respectively, as a result of the factors discussed above.

         Interest income, net was $514,000 for fiscal 1997, as compared to $7,485,000 and $7,198,000 in fiscal 1996 and 1995, respectively. Interest income decreased due to the Company's use of cash and equivalents to fund the aggressive expansion plans and seasonal inventory requirements. Interest income for fiscal 1996 and 1995 was primarily attributable to interest earned on cash received from the Company's July 20, 1995 public offering and the sale of its interest in the contract stationer, Corporate Express, Inc.

         Equity income from affiliate was $2,178,000 in fiscal 1995 and represents the Company's proportionate share of income reported by Corporate Express, Inc. through September 10, 1995. On that date, the Company sold its entire interest in Corporate Express, Inc., resulting in the $118,014,000 gain on sale of affiliate.

         Income taxes were $56,811,000 in fiscal 1997, $44,136,000 in fiscal 1996 and $87,880,000 in fiscal 1995 with effective tax rates of 38.8%, 39.1%, and 41.1%, respectively. The effective tax rates for all three years were different from the statutory income tax rate primarily as a result of tax exempt interest, state and local taxes, equity income from affiliate and non-deductible goodwill amortization expense.

         Net income, as a result of the foregoing factors, was $89,620,000 in fiscal 1997 and $68,805,000 in fiscal 1996. Net income in fiscal 1995 was $125,763,000 which includes a net after-tax gain of $69,124,000 resulting from the Company's sale of its entire interest in Corporate Express, Inc. Excluding the gain from the sale of Corporate Express, Inc., net income for fiscal 1995 was $56,639,000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operations in fiscal 1997 was $90,031,000. Major uses of working capital included increases in inventory and accounts receivable as well as a decrease in accounts payable. The inventory increase was due to the additional 150 new superstores, as same-store inventory levels declined 3%. The accounts receivable increase was a result of additional vendor funding based on higher merchandise purchase volumes. The accounts payable decrease was due to special purchases early in the fourth quarter and the taking advantage of anticipation discounts, leading to a lower balance at year end. Net cash used for investing activities was $104,496,000, principally as a result of the purchase of fixed assets in the amount of $125,804,000 for fiscal 1997. Net cash provided by financing was $3,217,000 for fiscal 1997 and included the proceeds received from the sale of shares under the Company's share purchase plans.

         In fiscal 1998, the Company plans to open at least 120 additional superstores, approximately seven FurnitureMax hub units, 15 CopyMax hub units, and remodel 75 existing superstores. Management estimates that the Company's cash requirements for the openings and remodels, exclusive of pre-opening expenses, will be approximately $1,200,000, $140,000, $350,000 and $250,000, respectively, for each additional OfficeMax superstore, FurnitureMax unit, CopyMax unit and store remodel. For an OfficeMax store, the requirements include an average of approximately $450,000 for leasehold improvements, fixtures, point-of-sales terminals and other equipment in the stores, and approximately $750,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $85,000 for an OfficeMax superstore, $20,000 for a FurnitureMax unit and $35,000 for a CopyMax unit.

         On November 12, 1997, the Company's Board of Directors authorized the Company to purchase up to $100,000,000 of its common shares in open market transactions. At the end of fiscal 1997, the Company had purchased a total of 100,000 shares at a cost of $1,279,000. The Company can reissue the acquired shares to satisfy its obligations under certain of its equity-based employee plans. Future purchases of common shares will depend on the Company's cash position and market conditions.

         The Company has undertaken a comprehensive review of its computer-based systems and applications to identify modifications necessitated by the century change for the year 2000 and has implemented a plan to make such modifications.

The Company intends to have all critical systems compliant with the century change prior to the end of 1999 at a cost of approximately $1,000,000.

         The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings will be sufficient to finance its operations and capital requirements, including its expansion strategy. The Company has a $500,000,000 revolving credit facility available through June 2002, against which no borrowings were outstanding as of January 24, 1998.

ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). The statement establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods beginning after December 15, 1997. As defined in FAS 130, "Comprehensive income" includes all changes in equity (net assets) during a period from nonowner sources. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt FAS 130 in its financial statements for the year ending January 23, 1999, however it is not expected to have a significant effect on the Company's consolidated financial statements and related footnotes.

         In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") was issued. The statement is effective for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for reporting information about operating segments in annual reports and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as enterprises for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has not determined the impact, if any, that FAS 131 will have on its consolidated financial statements and related footnotes.

SEASONALITY AND INFLATION

         The Company's business is somewhat seasonal, with sales and operating income higher in the third and fourth quarters, which include the Back-to-School period and the holiday selling season, respectively, followed by the traditional new year office supply restocking month of January. Sales in the second quarter's summer months are the slowest of the year primarily because of lower office supplies consumption during the summer vacation period. Management believes inflation has not had a material effect on the Company's financial condition or operating results for the periods presented and, in fact, has experienced deflation in paper and computer pricing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                INDEX

                                    CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                           ----

Report of Independent Accountants.....................................................................      20

Consolidated Statements of Income - Fiscal years ended January 24, 1998,
      January 25, 1997 and January 27, 1996...........................................................      21

Consolidated Balance Sheets - January 24, 1998 and January 25, 1997..................................       22

Consolidated Statements of Cash Flows - Fiscal years ended
      January 24, 1998, January 25, 1997 and January 27, 1996.........................................      23

Consolidated Statements of Changes in Shareholders' Equity - Fiscal years ended
      January 24, 1998, January 25, 1997 and January 27, 1996.........................................      24

Notes to Consolidated Financial Statements............................................................      25



                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of OfficeMax, Inc.

In our opinion, the consolidated financial statements listed in the index on this page present fairly, in all material respects, the financial position of OfficeMax, Inc. and its subsidiaries at January 24, 1998 and January 25, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 24, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Cleveland, Ohio
March 3, 1998

OFFICEMAX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)
---------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                           JAN. 24,         JAN. 25,         JAN. 27,
                                              1998             1997             1996
---------------------------------------------------------------------------------------------------
Sales                                      $3,765,444       $3,179,274       $2,542,513
Cost of merchandise sold,
  including buying
  and occupancy costs                       2,895,084        2,489,016        1,970,536
                                         ------------     ------------     ------------

Gross profit                                  870,360          690,258          571,977

Store operating and selling expenses          614,890          503,161          418,391
Pre-opening expenses                           15,512           10,649            6,818
General and administrative expenses            84,651           61,602           51,101
Goodwill amortization                           9,390            9,390            9,414
                                         ------------     ------------     ------------
Total operating expenses                      724,443          584,802          485,724
                                         ------------     ------------     ------------

Operating income                              145,917          105,456           86,253
Interest income, net                              514            7,485            7,198
                                         ------------     ------------     ------------
Income before income taxes and
  equity income from affiliate                146,431          112,941           93,451
Equity income from affiliate                       --               --            2,178
Gain on sale of affiliate                          --               --          118,014
                                         ------------     ------------     ------------
Income before income taxes                    146,431          112,941          213,643
Income taxes                                   56,811           44,136           87,880
                                         ------------     ------------     ------------
Net income                                    $89,620          $68,805         $125,763
                                         ============     ============     ============

EARNINGS PER COMMON SHARE DATA:

Basic Earnings per common share                 $0.73            $0.56            $1.06
                                                =====            =====            =====
Weighted average number of
common shares outstanding                 123,213,000      122,877,000      118,420,000
                                          ===========      ===========      ===========

Diluted Earnings per common share               $0.72            $0.55            $1.04
                                                =====            =====            =====
Weighted average number of
  common shares outstanding               125,196,000      125,133,000      120,679,000
                                          ===========      ===========      ===========


See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
-------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                   JAN. 24,         JAN. 25,
                                                      1998             1997
-------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and equivalents                              $66,801         $258,111
    Accounts receivable, net of
      allowances of $837 and $861,
      respectively                                    38,221           24,072
   Merchandise inventories                         1,086,228          894,407
   Other current assets                               37,255           28,691
                                                 -----------      -----------
   Total current assets                            1,228,505        1,205,281
Property and Equipment:
   Buildings and land                                 19,212           16,843
   Leasehold improvements                            172,878          167,527
   Furniture and fixtures                            287,728          224,582
                                                 -----------      -----------
   Total property and equipment                      479,818          408,952
   Less: Accumulated depreciation
     and amortization                               (167,965)        (116,084)
                                                 -----------      -----------
   Property and equipment, net                       311,853          292,868
Other assets and deferred charges                     41,280           35,377
Goodwill, net of accumulated amortization
   of $51,231 and $41,842, respectively              324,355          333,744
                                                 -----------      -----------
                                                  $1,905,993       $1,867,270
                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable-trade                           $442,390         $490,417
   Accrued expenses and other liabilities            128,674          161,815
   Accrued salaries and related expenses              38,669           32,504
   Taxes other than income taxes                      55,953           45,865
   Mortgage loan, current portion                      1,300            1,300
                                                 -----------      -----------
   Total current liabilities                         666,986          731,901
Mortgage loan                                         17,725           18,700

Other long-term liabilities                           60,637           53,105
                                                 -----------      -----------
   Total liabilities                                 745,348          803,706
                                                 -----------      -----------
Commitments and contingencies (Note 5)                     -                -
Shareholders' equity:
Common stock, without par value;
  200,000,000 shares authorized; 124,370,209
  and 123,766,614 shares issued and
  outstanding, respectively                          861,991          854,094
Deferred stock compensation                             (306)          (1,149)
Retained earnings                                    300,239          210,619
Less: Treasury stock                                  (1,279)               -
                                                 -----------      -----------
   Total shareholders' equity                      1,160,645        1,063,564
                                                  $1,905,993       $1,867,270
                                                 ===========      ===========

See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

---------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                        JAN  24,       JAN  25,        JAN  27,
                                                          1998            1997           1996
---------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR):
OPERATIONS
Net income                                               $89,620        $68,805       $125,763
Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization                           67,320         51,613         41,209
  Deferred income taxes                                    3,804         (2,529)        (1,578)
  Increase in other long-term liabilities                  7,532          5,855         17,854
  Gain on sale of affiliate                                   --             --       (118,014)
  Other-net                                               (3,090)       (14,974)        (1,662)
Changes in current assets and current liabilities:
  (Increase) in inventories                             (191,821)      (258,196)      (168,034)
  Increase (decrease) in accounts payable                (48,027)       141,812         16,444
  (Increase) decrease in accounts receivable             (14,149)         2,967         (2,809)
  Increase (decrease) in accrued liabilities              (1,220)       (19,666)        52,055
                                                       ---------      ---------      ---------
   Net cash (used for) operations                        (90,031)       (24,313)       (38,772)
                                                       ---------      ---------      ---------
INVESTING
  Capital expenditures                                  (125,804)      (101,039)       (81,433)
   Purchase of treasury stock                             (1,279)            --             --
   Proceeds from sale of equipment                        27,675             --             --
  Transfer of cash on deposit
    with related party                                        --             --        141,017
  Proceeds from sale of affiliate                             --             --        195,831
  Other-net                                               (5,088)        (5,709)           700
                                                       ---------      ---------      ---------
   Net cash provided by (used for)
     investing                                          (104,496)      (106,748)       256,115
                                                       ---------      ---------      ---------
FINANCING
  Reduction in capital lease obligations                      --            (16)          (295)
  Proceeds from mortgage loan                                 --         20,000             --
  Payment of mortgage principal                             (975)            --             --
  Proceeds from issuance
    of common stock, net                                   4,192          3,325        115,582
                                                       ---------      ---------      ---------

   Net cash provided by financing                          3,217         23,309        115,287
                                                       ---------      ---------      ---------
CASH AND CASH EQUIVALENTS
  Net increase (decrease) for the period                (191,310)      (107,752)       332,630
  Balance, beginning of period                           258,111        365,863         33,233
                                                       ---------      ---------      ---------

  Balance, end of period                                 $66,801       $258,111       $365,863
                                                       =========      =========      =========

OFFICEMAX, INC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)

---------------------------------------------------------------------------------------------------------------------------------
                                            COMMON SHARES           DEFERRED      NOTES
                                           ---------------           STOCK      RECEIVABLE    RETAINED    TREASURY
                                      NUMBER            AMOUNT   COMPENSATION  COMMON SHARE   EARNINGS      STOCK        TOTAL
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 21, 1995        114,627,108         $736,551     $(2,224)     $(1,802)     $16,051     $    -         $748,576
Issuance of common shares
 under director plan                    17,678              226        (226)           -            -          -                -
Issuance of common shares at
 July 20, 1995 offering              8,627,774          110,177           -            -            -          -          110,177
Exercise of stock options               53,067              243           -            -            -          -              243
Sale of shares under employee
 share purchase plan
 (including tax benefit)               170,543            3,360           -            -            -          -            3,360
Amortization of
 deferred compensation                       -                -         968            -            -          -              968
Reduction of notes receivable,
 common share stock                          -                -           -        1,802            -          -            1,802
Net income                                   -                -           -            -      125,763          -          125,763
                                   ----------------------------------------------------------------------------------------------
BALANCE AT JANUARY 27, 1996        123,496,170          850,557      (1,482)           -      141,814          -          990,889
Issuance of common shares
 under director plan                    18,749              212        (150)           -            -          -               62
Exercise of stock options              164,980              926           -            -            -          -              926
Sale of shares under management
 share purchase plan
 (including tax benefit)                (7,848)             681        (475)           -            -          -              206
Sale of shares under employee
 share purchase plan
 (including tax benefit)                94,563            1,718           -            -            -          -            1,718
Amortization of deferred
 compensation                                -                -         958            -            -          -              958
Net Income                                   -                -           -            -       68,805          -           68,805
                                   ----------------------------------------------------------------------------------------------
BALANCE AT JANUARY 25, 1997        123,766,614          854,094      (1,149)           -      210,619          -        1,063,564
Issuance of common shares under
 director plan                          12,445              176        (150)           -            -          -               26
Exercise of stock options
 (including tax benefit)               526,167            5,071           -            -            -          -            5,071
Sale of shares under management
 share purchase plan
 (including tax benefit)               (13,236)           1,692           -            -            -          -            1,692
Sale of shares under employee
 share purchase plan
 (including tax benefit)                78,219              958           -            -            -          -              958
Amortization of deferred compensation        -                -         993            -            -          -              993
Treasury stock purchased
(100,000 shares)                             -                -           -            -            -     (1,279)          (1,279)
Net income                                   -                -           -            -       89,620          -           89,620
                                   ----------------------------------------------------------------------------------------------
BALANCE AT JANUARY 24,1998         124,370,209         $861,991       $(306)          $-     $300,239    $(1,279)      $1,160,645
                                   ==============================================================================================

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         OfficeMax, Inc. ("OfficeMax" or the "Company") operates a chain of high-volume, deep-discount office products superstores. At January 24, 1998, the Company owned and operated 713 stores in 48 states and Puerto Rico as well as 17 delivery centers which service the Company's catalog and direct marketing customers. The Company also had 19% investments in joint ventures in Mexico and Japan. Both joint ventures operate OfficeMax superstores similar to those in the United States.

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

         The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal year 1997 ("fiscal 1997") and fiscal year 1996 ("fiscal 1996") consisted of 52 weeks and ended on January 24, 1998 and January 25, 1997, respectively. Fiscal year 1995 ("fiscal 1995") consisted of 53 weeks and ended on January 27, 1996.

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

         Marketable securities are classified as held-to-maturity. These securities totaled $6,500,000 at January 24, 1998 and consisted primarily of investments in commercial paper, government securities and repurchase agreements with maturities of 90 days or less.

INVENTORIES

         Inventories are valued at the lower of average cost or market.

ACCOUNTS RECEIVABLE

         Accounts receivable consists primarily of amounts due from vendors under rebate, cooperative advertising and other contractual programs and trade receivables not financed through outside programs. The Company has an arrangement with a financial services company (the "Issuer") whereby the Issuer manages the Company's private label credit card programs. The credit card accounts, and receivables generated thereby, are owned by the Issuer. Under the terms of the agreement, the Issuer charges the Company a fee to cover the Issuers' cost of providing credit and collecting the receivables which are non-recourse to the Company.

PROPERTY AND EQUIPMENT

         Components of property and equipment are recorded at cost and depreciated over their respective estimated useful lives using the straight-line method for financial statement purposes and accelerated methods for income tax purposes. Most store properties are leased, and improvements are amortized over the lesser of the term of the lease or 20 years. Other annual rates used in computing depreciation are 14%-20% for store fixtures and 20%-33% for other fixtures and equipment.

INCOME TAXES

         The Company uses the liability method whereby income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities.

ADVERTISING

      Advertising costs are either expensed or capitalized and amortized in proportion to related revenues. The total amount capitalized in accordance with the provisions of Statement of Position 93-7 issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants was $8,786,000 at January 24, 1998. This amount relates to the Company's catalog and other direct response advertising and is amortized over the six month period during which the merchandise contents and pricing are valid.

GOODWILL

      Goodwill is amortized over 40 years using the straight-line method. The Company evaluates the recoverability of goodwill and reviews the amortization period on an annual basis by comparing the undiscounted cash flows from operating activities with the carrying value of goodwill. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

CURRENT LIABILITIES

      Under the Company's cash management system, checks issued pending clearance result in overdraft balances for accounting purposes and are included in the accounts payable balance. The amounts reclassified were $110,921,000 and $107,317,000 for fiscal 1997 and 1996, respectively.

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

STOCK BASED COMPENSATION

      Effective January 27, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). As provided for under FAS 123, the Company has elected to continue to account for stock based compensation under the provisions of Accounting Principles Boards (`APB') Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in FAS 123 had been applied, are presented in Note 9.

PRE-OPENING EXPENSES

      Costs associated with the opening of a new store are expensed during the first month of the store's operation.

EARNINGS PER COMMON SHARE

      Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("FAS 128"), effective for fiscal 1997. FAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common stock equivalents. Earnings per share data for all prior years have been recalculated to reflect the provisions of FAS 128.

      A reconciliation of the basic and diluted per share computations is as follows:

                                                                                                       Per Share
                                                                               Income       Shares      Amount
                                                                              --------    --------    --------
                                                                               (000's)      (000's)
FISCAL 1997
Earnings per share of common stock- Basic                                      $89,620     123,213       $0.73
Effect of dilutive securities:
    Stock options                                                                            1,224
    Restricted stock units                                                                     759
                                                                              --------    --------    --------
Earnings per share of common stock -assuming dilution                          $89,620     125,196       $0.72
                                                                              ========    ========    ========

FISCAL 1996
Earnings per share of common stock- Basic                                      $68,805     122,877       $0.56
Effect of dilutive securities:
    Stock options                                                                            1,488
    Restricted stock units                                                                     768
                                                                              --------    --------    --------
Earnings per share of common stock -assuming dilution                          $68,805     125,133       $0.55
                                                                              ========    ========    ========
FISCAL 1995
Earnings per share of common stock- Basic                                     $125,763     118,420       $1.06
Effect of dilutive securities:
    Stock options                                                                            1,477
    Restricted stock units                                                                     782
                                                                              --------    --------    --------
Earnings per share of common stock -assuming dilution                         $125,763     120,679       $1.04
                                                                              ========    ========    ========

NOTE 2. RELATIONSHIP WITH KMART CORPORATION

         Prior to the Company's initial public offering (the "Offering") on November 2, 1994, Kmart Corporation (`Kmart') owned a 92.7% equity interest in the Company. The proceeds from the Offering were paid to Kmart, reducing Kmart's ownership in the Company to approximately 25%. On July 20, 1995, the Company sold common shares in a public offering (the "Secondary Offering"). As part of the Secondary Offering, Kmart sold all of its remaining shares.

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

NOTE 4. DEBT

LINE OF CREDIT

      On July 3, 1997, the Company entered into a five year, $500,000,000 revolving credit facility (the "revolving credit facility") with a group of 23 banks, which replaced the Company's $100,000,000 credit facility. The revolving credit facility provides for borrowings bearing an interest rate at the bank's prime or Eurodollar rate plus .1450% to .3125% (fixed at .16% until July 1998). In addition, the Company must also pay quarterly fees on the full amount of the revolving credit facility, fixed at .09% per annum until July 1998, and varying between .08% and .1875% per annum thereafter. The revolving credit facility expires on July 3, 2002. Standby letters of credit issued in connection with the Company's self insurance program are considered outstanding amounts under the revolving credit facility and totaled $16,000,000 and $10,675,000 as of January 24, 1998 and January 25, 1997, respectively. There were no borrowings under either of the revolving credit facilities as of January 24, 1998 and January 25, 1997.

MORTGAGE

         On January 16, 1997, the Company entered into a $20,000,000 mortgage agreement (the "Mortgage") secured by its international corporate headquarters. The Mortgage has a fixed term of 10 years, quarterly amortization payments of $325,000 plus interest at 6.99% per annum (after giving effect to an interest rate swap) with a final payment of $7,000,000 due at maturity. Maturities of long term borrowings will be $1,300,000 over each of the next five years.

         The revolving credit facility and the Mortgage contain similar financial covenants with respect to fixed charge coverage and consolidated leverage ratios.

NOTE 5. COMMITMENTS AND CONTINGENCIES

         The Company is a party to litigation it initiated in October 1997 in the United States District Court for the Northern District of Ohio against Ryder Integrated Logistics, Inc. arising out of Ryder's failure to fulfill certain payment guarantees pursuant to the terms of the Company's logistics service agreement with Ryder. The Company terminated the logistics service agreement in June 1997 based on numerous claims against Ryder under the agreement including, among others, Ryder's refusal to honor its cost guarantees and its failure to return overpayments to the Company. During the course of the agreement the Company recorded receivables from Ryder of approximately $19,000,000 representing overpayments due from Ryder pursuant to the terms of the agreement. In January 1998, Ryder filed a counterclaim against the Company alleging damages arising from the Company's termination of the agreement in the amount of approximately $75,000,000. The Company believes the counterclaim is without merit and intends to vigorously defend against such counterclaim.

         Management is of the opinion that, although the ultimate resolution of the Ryder litigation cannot be forecasted with certainty, final disposition of this matter should not materially affect the Company's liquidity, financial position or results of operations. However, in the event of an unanticipated adverse final determination in this matter, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

         In addition, there are various claims, lawsuits and pending actions against the Company incident to the Company's operations. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's liquidity, financial position or results of operations.

NOTE 6. INCOME TAXES
  The provision (benefit) for income taxes consists of:

                                        --------------------------------------------
FISCAL YEAR ENDED                         JAN. 24,         JAN. 25,        JAN. 27,
(In thousands)                             1998              1997            1996
                                        --------------------------------------------
Current Federal                          $45,694          $39,275           $72,277
State and local                            5,900            5,815            16,839
Foreign                                    1,413            1,575               342
Deferred                                   3,804           (2,529)           (1,578)
                                        --------------------------------------------
Total income taxes                       $56,811          $44,136           $87,880
                                        ============================================

  A reconciliation of the federal statutory rate to the Company's effective tax rate follows:

                                        --------------------------------------------
FISCAL YEAR ENDED                         JAN. 24,         JAN. 25,        JAN. 27,
                                           1998              1997            1996
                                        --------------------------------------------
Federal statutory rate                    35.0%             35.0%             35.0%
State and local taxes
net of federal tax benefit                 2.6%              3.4%              5.2%
Goodwill amortization                      2.2%              2.9%              1.5%
Tax exempt interest                       (0.2)%            (1.6)%            (0.6)%
Other                                     (0.8)%            (0.6)%             -
                                        --------------------------------------------
Total income taxes                        38.8%             39.1%             41.1%
                                        ============================================

  Deferred tax assets (liabilities) resulted from the following:

FISCAL YEAR ENDED                         JAN. 24,         JAN. 25,
(In thousands)                             1998              1997
                                      --------------------------------
Inventory                                 $1,134            $2,400
Property and equipment                    (3,474)           (1,494)
Accrued expenses not
currently deductible                      32,178            32,736
                                      --------------------------------
Total deferred tax assets                $29,838           $33,642
                                      ================================

NOTE 7. LEASES

DESCRIPTION OF LEASING ARRANGEMENTS

         The Company conducts operations primarily in leased facilities. Store leases are generally for terms of 10 to 25 years with multiple five to 10 year renewal options which allow the Company the option to extend the life of the lease up to 20 years beyond the initial noncancellable term at escalated rents.

         Certain leases provide for additional rental payments based on a percent of sales in excess of a specified base. Also, certain leases provide for payment by the Company of executory costs (taxes, maintenance and insurance).

LEASE COMMITMENTS

  Future minimum lease payments and future minimum rentals at January 24, 1998 were as follows:

  -----------------------------
  FISCAL YEAR          OPERATING
  (In thousands)        LEASES
  -----------------------------
  1998   .............. $245,552
  1999   ..............  239,802
  2000   ..............  230,179
  2001   ..............  213,466
  2002   ..............  190,452
  Later Years..........1,379,476
                      ----------
  Total minimum
  lease payments......$2,498,927
                      ==========

  RENTAL EXPENSE

  A summary of operating lease rental expense and short-term rentals follows:

                      ---------------------------------
FISCAL YEAR ENDED     JAN. 24,    JAN. 25,    JAN. 27,
(In thousands)          1998        1997        1996
                      ---------------------------------
Minimum rentals       $218,271    $153,637    $117,294
Percentage rentals         428         783         555
                      ---------------------------------
Total                 $218,699    $154,420    $117,849
                      =================================

NOTE 8. SUPPLEMENTAL CASH FLOW INFORMATION

                               ---------------------------------
FISCAL YEAR ENDED               JAN. 24,   JAN. 25,   JAN. 27,
(In thousands)                     1998       1997       1996
                               ---------------------------------
Cash transactions:
  Cash paid for interest         $2,269          -       $218
  Cash paid for income taxes    $48,649    $26,060    $80,556
Non-cash transactions:
  Liabilities accrued for
  Property and Equipment
  acquired                      $18,148    $53,956          -
  Tax benefit related to
  stock options                  $3,705          -          -

NOTE 9. EMPLOYEE BENEFIT PLANS
STOCK PURCHASE PLANS

         In connection with the Offering, the Company adopted a Management Share Purchase Plan (the "Management Plan"), an Employee Share Purchase Plan (the "Employee Plan") and a Director Share Plan (the "Director Plan"). Under the Management Plan, the Company's officers are required to use 20%, and may use up to 100%, of their annual incentive bonuses to purchase restricted common shares of the Company at a 20% discount from the fair value of the same number of unrestricted common shares. Restricted common shares purchased under the Management Plan are generally restricted from sale or transfer for three years from date of purchase. The maximum number of common shares reserved for issuance under the Management Plan is 1,242,227. The Company recognized compensation expense for the discount on the restricted common shares of $623,000, $643,000 and $541,000 for fiscal 1997, 1996 and 1995, respectively.

         The Employee Plan is available to all full-time employees of the Company who are not covered under the Management Plan and who have worked at least 1,000 hours during a period of 12 consecutive months. Each eligible employee has the right to purchase, on a quarterly basis, the Company's common shares at a 15% discount from the fair market value per common share. Shares purchased under the Employee Plan are generally restricted from sale or transfer for one year from date of purchase. The maximum number of shares eligible for purchase under the Employee Plan is 2,958,761. The Company is not required to record compensation expense with respect to shares purchased under the Employee Plan.

         The Director Plan covers all directors of the Company who are not officers or employees of the Company. Participants receive all of their annual retainer in the form of restricted common shares paid at the beginning of the relevant calendar year and all of their meeting fees in the form of unrestricted common shares paid at the end of the calendar quarter in which the meetings occurred. The restrictions on such shares generally lapse one year from the date of grant. The maximum number of shares reserved for issuance under the Director Plan is 112,929.

SAVINGS PLAN

         Employees of the Company who meet certain service requirements are eligible to participate in the Company's 401(k) savings plan. Participants may contribute 2% to 15% of their annual earnings, subject to statutory limitations. Effective August 25, 1995, the Company began matching 25% of the first 3% of the employee's contribution. The Company increased the matching contribution to 50% of the first 3%, effective February 1, 1997. Such matching Company contributions are invested in shares of the Company's common stock and become vested 50% after two years of service and 100% after three years of service. The charge to operations for the Company's matching contribution amounted to $794,000, $322,000 and $132,000 in fiscal 1997, 1996 and 1995, respectively.

STOCK OPTION PLANS

         In fiscal 1996, the OfficeMax, Inc. 1994 Stock Option Plan (the "1994 Plan") was amended and restated as the Equity-Based Award Plan. As part of the amendment to the 1994 Plan, the OfficeMax, Inc. Employee Non-Qualified Share Option Plan was terminated and all outstanding options were merged into the Equity-Based Award Plan. The Equity-Based Award Plan provides for the issuance of share appreciation rights, restricted shares and up to 11,647,343 options to purchase common shares. Options granted under the Equity-Based Award Plan become exercisable from one to seven years after the date of grant and expire ten years from date of grant. Options may be granted only at option prices not less than the fair market value per common share on the date of the grant. The Company recognized compensation expense on these grants of $233,000, $188,000 and $240,000 for fiscal 1997, 1996 and 1995, respectively.

         The Company also has a share option plan adopted in 1988 (the "1988 Plan"). As of January 24, 1998 there were 7,128 vested options outstanding and no further grants may be made under the 1988 Plan. The related shares have been placed in escrow for future exercise.

         Exercisable options outstanding were 2,318,018 at January 24, 1998, 965,019 at January 25, 1997, and 546,677 at January 27, 1996.

         Option activity for each of the last three years was as follows:

--------------------------------------------------------
                                    WEIGHTED AVERAGE
                      SHARES         EXERCISE PRICE
--------------------------------------------------------
Outstanding at
January 21, 1995     3,151,643          $6.74
Granted              1,290,299          11.79
Exercised              (53,067)          4.58
Cancelled             (473,225)          7.20
                      -----------------------
Outstanding at
January 27, 1996     3,915,650           8.38
Granted              3,416,719          14.54
Exercised             (164,983)          5.61
Cancelled             (356,094)          9.84
                      -----------------------
Outstanding at
January 25, 1997     6,811,292          11.46
Granted              3,416,130          12.26
Exercised             (491,802)          5.77
Cancelled           (1,586,530)         13.22
                      -----------------------
Outstanding at
January 24, 1998     8,149,090         $11.78
                      =======================

STOCK BASED COMPENSATION

         Under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants in fiscal 1997, 1996 and 1995, respectively, were expected volatility of 34.5%, 41.8% and 43.1% and risk-free interest rates of 6.25%, 6.21% and 7.23%. A dividend yield of zero and an expected life of five years were used in the model for all three years.

         The following table summarizes information about options outstanding at January 24, 1998:

                                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------
                                        WEIGHTED           WEIGHTED                          WEIGHTED
RANGE OF                                 AVERAGE            AVERAGE                           AVERAGE
EXERCISE PRICES             OPTIONS  EXERCISE PRICE     REMAINING LIFE        OPTIONS       EXERCISE PRICE
----------------------------------------------------------------------------------------------------------
  $4.007                     551,977     $ 4.01              4.67             551,977          $4.01
  $7.993 to $8.447         1,091,108       8.08              2.48           1,091,108           8.08
  $10.67 to $11.75         3,280,755      11.67              8.28             674,933          11.55
  $13.88 to $14.75         3,137,185      14.42              8.38                -               -
  $15.29 to $17.09            88,065      16.55              5.86                -               -

         Consistent with the method prescribed by FAS 123, the following table summarizes the weighted average fair value at the date of grant for options granted in fiscal 1997, 1996 and 1995. The table also illustrates pro forma net earnings and pro forma earnings per share, giving effect to such compensation costs. The pro forma amounts listed below do not take into consideration the pro forma compensation expense related to grants made prior to fiscal 1995.

                                        --------------------------------------------
FISCAL YEAR ENDED                         JAN. 24,         JAN. 25,        JAN. 27,
                                           1998              1997            1996
                                        --------------------------------------------
Weighted Average Fair Value               $5.08             $6.58             $5.78
Pro forma Net Earnings                   $84,822           $65,440          $124,305
Pro forma Earnings per Share:
     Basic Earnings per Share             $0.69             $0.52             $1.03
     Diluted Earnings per Share           $0.68             $0.52             $1.03



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

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


ITEM 11.   EXECUTIVE COMPENSATION

         The information required by Item 11 is contained on pages 7 through 13 of the Proxy Statement and under the captions "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement which information is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is contained on pages 3 through 4 under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                                       PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

         See Index on page 20 of this Annual Report.

(a)(2) Financial Statement Schedules:

         None

(a)(3) Exhibits:

         See Exhibit Index contained herein at pages 37 and 38.

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OFFICEMAX, INC.


DATE: April 21, 1998                           By: /s/ Michael Feuer
                                                  -------------------
                                                  Michael Feuer, Chairman
                                                  and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Michael Feuer                    Chairman and Chief                      April 21, 1998
--------------------                  Executive Officer and Director
Michael Feuer                         (Principal Executive Officer)

 /s/ Jeffrey L. Rutherford            Executive Vice President, Chief         April 21, 1998
---------------------------           Financial Officer (Principal
Jeffrey L. Rutherford                 Financial and Accounting Officer)

 /s/ Raymond L. Bank                  Director                                April 21, 1998
---------------------
Raymond L. Bank

 /s/ Burnett W. Donoho                Director                                April 15, 1998
-----------------------
Burnett W. Donoho

 /s/ Carl D. Glickman                 Director                                April 21, 1998
-----------------------
Carl D. Glickman

 /s/ D. Dwayne Hoven                  Director                                April 21, 1998
----------------------
D. Dwayne Hoven

 /s/ James F. McCann                  Director                                April 21, 1998
--------------------
James F. McCann

/s/ Sydell L. Miller                  Director                                April 21, 1998
--------------------
Sydell L. Miller

                                  EXHIBIT INDEX
                                  -------------


                                                                                                Sequential Page No.
                                                                                                 or Incorporation
Exhibit No.       Description of Exhibit                                                           by Reference
-----------       ----------------------                                                           ------------

   3.1         Second Amended and Restated Articles of Incorporation of the Company.                       (3)

   3.2         Code of Regulations of the Company.                                                         (3)

   4.1         Specimen Certificate for the Common Shares.                                                 (1)

  10.1         Credit Agreement dated as of July 3, 1997 by and among the Company, the lenders party       (6)
               thereto, the co-agents party thereto, KeyBank National Association, as documentation agent, and The Bank of New York, as administrative agent and as swing line lender.

  10.2         Mortgage Loan Agreement dated November 6, 1996 by and between the Company and KeyBank       (5)
               National Association.

* 10.3         Amended and Restated Employment Agreement dated as of March 5, 1998 by and between
               Michael Feuer and the Company (filed herewith).

  10.4         Share purchase agreement dated August 25, 1995 by and among the Company, Corporate          (4)
               Express, Inc. and Synergom, Inc. relating to the purchase by Corporate Express from
               OfficeMax of the outstanding Corporate Express Common Stock owned by OfficeMax.

* 10.5         OfficeMax Employee Share Purchase Plan.                                                     (1)

* 10.6         OfficeMax Management Share Purchase Plan.                                                   (1)

* 10.7         OfficeMax Director Share Plan.                                                              (1)

* 10.8         OfficeMax Amended and Restated Equity-Based Award Plan (filed herewith).

* 10.9         OfficeMax Annual Incentive Bonus Plan (filed herewith).

  10.10        Lease Guaranty, Indemnification and Reimbursement Agreement dated November 9, 1994          (2)
               between the Company and Kmart Corporation.

* 10.11        Forms of Severance Agreements (filed herewith).

* 10.12        Schedule of certain executive officers who are parties to the Severance Agreements in the forms referred to in Exhibit 10.11 (filed herewith).

  21           List of Subsidiaries.                                                                       (5)

  23           Consent of Independent Accountants (filed herewith).

  27.1         Financial Data Schedule for fiscal year ended January 24, 1998 (filed herewith).

 27.2          Restated Financial Data Schedule for the quarterly periods ended April 26, 1997, July
               26, 1997 and October 25, 1997 (filed herewith).

 27.3          Restated Financial Data Schedule for the quarterly period ended October 26, 1996 and the fiscal year ended January 25, 1997 (filed herewith).

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

(5)  Included as an exhibit to the Company's Annual Report on Form 10-K (No. 1-13380) for the fiscal year ended January 25, 1997, and incorporated herein by reference.

(6)  Included as an exhibit to the Company's Quarterly Report on Form 10-Q (No. 1-13380) for the quarter ended October 25, 1997, and incorporated herein by reference.

*    Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.