Form 10-Q
period 1998-07-25
OFFICEMAX INC /OH/
filed 1998-09-04
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q


       (Mark One)

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 25, 1998

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
                                 --    --


           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.




               Title of Class                      Shares Outstanding as of
               --------------                           August 19, 1998
                Common Shares                      ------------------------
             (without par value)                          124,899,397

                                 OFFICEMAX, INC.

                                      INDEX




            Part I - Financial Information                                                    Page
            ------------------------------
              Item 1.               Financial Statements                                       3-7

              Item 2.               Management's Discussion and Analysis of Financial          8-10
                                    Condition and Results of Operations


            Part II - Other Information
            ---------------------------

              Item 4.               Submission of Matters to a Vote of Security Holders         11

              Item 5.               Other Information                                           11

              Item 6.               Exhibits and Reports on Form 8-K                            12


            Signatures                                                                          13

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          July 25,          Jan. 24,
 ASSETS                                                                     1998              1998
                                                                       ---------------   ---------------
 Current Assets:
   Cash and equivalents                                                $       42,003    $       66,801
   Accounts receivable, net of allowances
     of $876 and $837, respectively                                            64,605            38,221
   Merchandise inventories                                                  1,152,652         1,086,228
   Other current assets                                                        54,418            37,255
                                                                       ---------------   ---------------
       Total current assets                                                 1,313,678         1,228,505

 Property and Equipment:
   Buildings and land                                                          19,155            19,212
   Leasehold improvements                                                     176,265           172,878
   Furniture and fixtures                                                     320,088           287,728
                                                                       ---------------   ---------------
   Total property and equipment                                               515,508           479,818
   Less: Accumulated depreciation and amortization                           (197,233)         (167,965)
                                                                       ---------------   ---------------
   Property and equipment, net                                                318,275           311,853

 Other assets and deferred charges                                             41,566            41,280
 Goodwill, net of accumulated amortization
   of $55,926 and $51,231, respectively                                       319,660           324,355
                                                                       ===============   ===============
                                                                        $   1,993,179      $  1,905,993
                                                                       ===============   ===============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable - trade                                             $     449,223      $    442,390
   Accrued expenses and other liabilities                                      60,920           128,674
   Accrued salaries and related expenses                                       41,908            38,669
   Taxes other than income taxes                                               42,862            55,953
   Revolving credit facility                                                  132,500                --
   Mortgage loan, current portion                                               1,300             1,300
                                                                       ---------------   ---------------
       Total current liabilities                                              728,713           666,986
 Mortgage loan                                                                 17,075            17,725
 Other long-term liabilities                                                   60,195            60,637
                                                                       ---------------   ---------------
       Total liabilities                                                      805,983           745,348

 Commitments and contingencies                                                      --               --

 Shareholders' Equity:
   Common shares, without par value; 200,000,000 shares
     authorized; 124,812,263 and 124,370,209 shares issued                    866,827           861,991
     and outstanding, respectively
   Deferred stock compensation                                                   (290)             (306)
   Retained earnings                                                          321,938           300,239
   Less:  Treasury stock                                                       (1,279)           (1,279)
                                                                       ---------------   ---------------
       Total shareholders' equity                                           1,187,196         1,160,645
                                                                       ---------------   ---------------
                                                                        $   1,993,179      $  1,905,993
                                                                       ===============   ===============


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                       13 Weeks Ended                             26 Weeks Ended
                                            -----------------------------------         -----------------------------------
                                            July 25, 1998         July 26, 1997         July 25, 1998         July 26, 1997
                                            -------------         -------------         -------------         -------------

Sales                                       $     874,470         $     776,144         $   1,935,544         $   1,664,784
Cost of merchandise sold, including
  buying and occupancy costs                      666,131               604,385             1,484,867             1,293,254
                                            -------------         -------------         -------------         -------------

Gross profit                                      208,339               171,759               450,677               371,530

Store operating and selling expenses              170,971               140,491               353,997               291,974
Pre-opening expenses                                2,876                 3,920                 4,635                 6,157
General and administrative expenses                25,746                20,767                49,986                40,068
Goodwill amortization                               2,346                 2,348                 4,692                 4,695
                                            -------------         -------------         -------------         -------------

   Total operating expenses                       201,939               167,526               413,310               342,894

Operating income                                    6,400                 4,233                37,367                28,636

Interest income (expense), net                     (2,109)                 (230)               (1,912)                1,069
                                            -------------         -------------         -------------         -------------

Income before income taxes                          4,291                 4,003                35,455                29,705

Income taxes                                        1,666                 1,553                13,756                11,525
                                            -------------         -------------         -------------         -------------

Net income                                  $       2,625         $       2,450         $      21,699         $      18,180
                                            =============         =============         =============         =============

EARNINGS PER COMMON SHARE DATA:
Basic Earnings per common share             $        0.02         $        0.02         $        0.17         $        0.15
Diluted Earnings per common share           $        0.02         $        0.02         $        0.17         $        0.15
                                            =============         =============         =============         =============


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:

Basic number of
   common shares outstanding                  124,614,985           123,146,013           124,608,133           123,158,285

Diluted number of
   common shares outstanding                  127,190,251           125,370,091           127,078,810           125,122,323
                                            =============         =============         =============         =============





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                    26 Weeks Ended
                                                             -------------------------------
                                                                July 25,           July 26,
                                                                 1998               1997
                                                             -------------     -------------
CASH PROVIDED BY (USED FOR):

OPERATIONS
   Net income                                                  $  21,699         $  18,180
   Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization                                35,273            31,777
     Other, net                                                       90             1,682
   Change in current assets and current liabilities:
     (Increase) in inventories                                   (66,424)          (54,709)
     Increase (decrease) in accounts payable                       6,833           (50,408)
     (Decrease) in accrued liabilities                           (64,541)          (75,353)
     Other, net                                                  (42,685)          (34,233)
                                                               ---------         ---------

           Net cash (used for) operations                       (109,755)         (163,064)
                                                               ---------         ---------

INVESTING
   Capital expenditures                                          (50,373)          (65,803)
   Other, net                                                     (1,356)           (2,666)
                                                               ---------         ---------

           Net cash (used for) investing                         (51,729)          (68,469)
                                                               ---------         ---------

FINANCING
   Payments of mortgage principal                                   (650)             (325)
   Increase in revolving credit facility                         132,500            20,000
   Proceeds from issuance of common stock, net                     4,836             2,100
                                                               ---------         ---------

           Net cash provided by financing                        136,686            21,775
                                                               ---------         ---------

CASH AND CASH EQUIVALENTS
   Net (decrease) for the period                                 (24,798)         (209,758)
   Balance, beginning of period                                   66,801           258,111
                                                               ---------         ---------

   Balance, end of period                                      $  42,003         $  48,353
                                                               =========         =========

SUPPLEMENTAL INFORMATION

   Interest paid on debt                                       $   2,354         $     532
                                                               =========         =========

   Taxes paid on income                                        $  32,090         $  35,276
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

                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)



                                         Common Shares             Deferred
                                -------------------------------      Stock          Retained        Treasury
                                    Shares          Amount        Compensation       Earnings          Stock          Total
                                ---------------  --------------  ----------------  -------------- --------------  --------------

Balance at January 24, 1998       124,370,209    $    861,991    $         (306)   $    300,239   $     (1,279)    $  1,160,645


Issuance of common shares
   under director plan                   (386)             (3)               28            --             --                 25

Exercise of stock options
   (including tax benefit)            365,745           3,738               --             --             --              3,738

Sale of shares under
   management share purchase
   plan (including tax benefit)        44,518             640              (117)           --             --                523

Sale of shares under employee
   share purchase plan
   (including tax benefit)             32,177             461               --             --             --                461

Amortization of deferred
   compensation                         --               --                 105            --             --                105

Net income                              --               --                 --           21,699           --             21,699

                                ---------------  --------------  ----------------  -------------- --------------  --------------
Balance at July 25, 1998          124,812,263    $    866,827    $         (290)   $    321,938   $     (1,279)    $  1,187,196
                                ===============  ==============  ================  ============== ==============  ==============




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE 13 AND 26 WEEKS ENDED
                         JULY 25, 1998 AND JULY 26, 1997



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

2. The Company's consolidated financial statements for the 13 and 26 weeks ended July 25, 1998 and July 26, 1997 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 24, 1998 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 21, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January.

4. At July 25, 1998, OfficeMax operated a chain of 753 superstores in over 310 markets, 48 states and Puerto Rico, as well as two national call centers, 17 delivery centers, one PowerMax I distribution facility and OfficeMax retail joint ventures in Mexico and Japan.

5. The Company's policy is to expense pre-opening expenses during the first month of each new store's operation. Consequently, pre-opening expenses in each period are generally a function of the number of new stores opened during that period.

6. The average common and common equivalent shares utilized in computing diluted earnings per share for the 13 and 26 weeks ended July 25, 1998 include 2,477,800 and 2,373,210 shares, respectively, resulting from the application of the treasury stock method to outstanding stock options. The average common and common equivalent shares utilized in computing diluted earnings per share for the 13 and 26 weeks ended July 26, 1997 include 1,456,211 and 1,196,169 such shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------


RESULTS OF OPERATIONS
---------------------

SALES for the 13 and 26 week periods ended July 25, 1998 increased 13% and 16% to $874,470,000 and $1,935,544,000, respectively, from $776,144,000 and
$1,644,784,000 for the comparable periods a year earlier. The sales increase was attributable to a full period of sales from the 150 superstores opened during fiscal 1997 and the additional sales from 41 new superstores opened at various points during the 26 week period ended July 25, 1998. Comparable store sales, excluding computers and computer monitors, increased 5.9% and 6.2%, respectively, during the 13 and 26 week periods. Overall, comparable store sales decreased 1.1% for the 13 week period ended July 25, 1998, and increased 0.4% for the 26 week period ended July 25, 1998 over comparable prior year periods. Computer sales were adversely affected as the Company contracted its breadth of selection versus a year ago and elected to further reduce computer promotions compared to the same periods a year ago. In addition, for the 13 week period ended July 25, 1998 average selling prices of computers decreased approximately 13%. These factors resulted in a decline in same-store computer sales of 46%. Also, comparable store sales were negatively impacted by deflationary prices in printers, fax machines and copiers.

GROSS PROFIT for the 13 weeks ended July 25, 1998 was 23.8% as compared to 22.1% for the same period a year earlier. Gross profit for the 26 weeks ended July 25, 1998 was 23.3% versus 22.3% for the same period in the prior year. The increase in gross profit percentage was primarily due to the Company's continued focus on increasing margin productivity of its core office supplies and furniture business while at the same time improving the profitability of its computer and electronic sales by modifying the product and promotional offerings.

STORE OPERATING AND SELLING EXPENSES, which consist primarily of store payroll, operating and advertising expenses, increased as a percentage of sales to 19.6% and 18.3% for the 13 and 26 weeks ended July 25, 1998, respectively, from 18.1% and 17.5% of sales for the same periods in the prior year. The Company experienced a decrease in leverage of these items primarily due to the comparable store sales decrease and an increase of greater than 30% in the number of stores that had been open for less than one year as the Company entered the second quarter's summer months which are the slowest of the year primarily because of lower office supplies consumption during the summer vacation period. During the second quarter, it is difficult to leverage various fixed cost components of these newer stores such as depreciation, utilities expense and, to a lesser extent, payroll.

PRE-OPENING EXPENSES were $2,876,000 and $4,635,000 for the 13 and 26 weeks ended July 25, 1998, respectively, as compared to $3,920,000 and $6,157,000 for the same periods a year earlier. The decrease was primarily due to the opening of 21 and 41 superstores during the 13 and 26 week periods ended July 25, 1998, respectively, compared to 34 and 57 superstores for the same periods last year. Pre-opening expenses during the current year averaged approximately $85,000 per OfficeMax superstore, which is consistent with the prior year. Pre-opening expenses consist primarily of store payroll, supplies and grand opening advertising. During the first half of fiscal 1998, the Company also opened three FurnitureMax hubs and four CopyMax hubs, for which pre-opening expenses averaged approximately $25,000 and $35,000, respectively, per store. Also during the first half of fiscal 1998, the Company opened its PowerMax I distribution facility in Las Vegas, Nevada for which the Company incurred pre-opening expenses of $980,000.

GENERAL AND ADMINISTRATIVE EXPENSES were 2.9% and 2.6% of sales for the 13 and 26 weeks ended July 25, 1998, respectively, as compared to 2.7% and 2.4% of sales for the same periods a year ago. These increases reflect the Company's continuing efforts to strengthen and enhance its infrastructure and management team to support planned growth both in the United States and internationally.

GOODWILL AMORTIZATION was $2,346,000 and $4,692,000 for the 13 and 26 week periods ended July 25, 1998, respectively, versus $2,348,000 and $4,695,000 for the same periods in the prior year. Goodwill is capitalized and amortized over 40 years using the straight-line method.

OPERATING INCOME increased to $6,400,000 and $37,367,000 or 0.7% and 1.9% of sales for the 13 and 26 weeks ended July 25, 1998, respectively, as compared to $4,223,000 and $28,636,000 or 0.5% and 1.7% of sales, for the same periods a year earlier.

INTEREST INCOME (EXPENSE), NET was $(2,109,000) and $(1,912,000) for the 13 and 26 weeks ended July 25, 1998, respectively, as compared to $(230,000) and $1,069,000 for the same periods in the prior year. Interest expense increased due to the Company's continued use of cash and cash equivalents to fund its expansion plans. The Company expects to incur net interest expense for fiscal 1998 as the line of credit is used periodically during the fiscal year to fund seasonal merchandise needs.

INCOME TAXES were $1,666,000 and $13,756,000 for the 13 and 26 weeks ended July 25, 1998, respectively, as compared to $1,553,000 and $11,525,000 for the same periods a year ago. The effective tax rates for both periods are different from the federal statutory income tax rate primarily as a result of goodwill amortization, tax exempt interest, and state and local taxes.

NET INCOME as a result of the foregoing factors was $2,625,000 and $21,699,000 for the 13 and 26 weeks ended July 25, 1998, respectively, versus $2,450,000 and $18,180,000 for the same periods a year earlier.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash used for operations for the 26 weeks ended July 25, 1998 was $109,755,000 as compared to $163,064,000 for the comparable period in the prior year. Major uses of working capital during the 26 week period ended July 25, 1998, included an increase in inventory and a decrease in accrued liabilities. The inventory increase was attributable to new store openings and the build-up of merchandise for the Company's PowerMax I distribution facility that was opened in Las Vegas, Nevada during the period. Net cash used for investing activities during the 26 weeks ended July 25, 1998 was $51,729,000 versus $68,469,000 in the comparable period in the prior year. Current year expenditures principally represent capital expenditures for new and remodeled stores, the PowerMax I distribution facility and the Company's continued investment in systems. Net cash received from financing was $136,686,000 during the 26 weeks ended July 25, 1998 versus $21,775,000 for the same period last year. This primarily represents borrowings under the Company's $500,000,000 revolving credit facility.

During the 13 weeks ending October 24, 1998, the Company plans to open approximately 37 new OfficeMax superstores and remodel 4 existing superstores. The Company also plans to open 2 new CopyMax and 2 new FurnitureMax hubs. These are store-within-a-store modules devoted exclusively to print-for-pay services and office furniture, respectively. Management estimates that the Company's cash requirements for these openings and remodels, exclusive of pre-opening expenses, will be approximately $1,200,000, $140,000, $350,000, and $250,000, respectively, for each additional OfficeMax, FurnitureMax, CopyMax, and store remodel. For an OfficeMax superstore, the requirements include an average of approximately $450,000 for leasehold improvements, fixtures, point-of-sales terminals and other equipment, and approximately $750,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $85,000 for an OfficeMax superstore, $25,000 for a FurnitureMax module and $35,000 for a CopyMax module.

In order to finance its operations and capital requirements, including its expansion strategy, the Company expects to use funds generated from operations as well as its current cash reserves, and, to the extent necessary, seasonal short-term borrowings. The Company has available through June 2002 a $500,000,000 revolving credit facility. As of July 25, 1998, the Company had outstanding borrowings of $132,500,000 under its revolving credit facility.

On November 12, 1997, the Company's Board of Directors authorized the Company to purchase up to $100,000,000 of its common shares in open market transactions. On August 13, 1998, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its common shares on the open market, doubling the previous authorization.

The Company did not acquire any of its shares through open market purchases during the 13 or 26 weeks ended July 25, 1998. Since July 25, 1998, the Company has purchased 1,141,500 common shares at a cost of $15,694,000. Depending on the Company's cash position and market conditions, the Company may acquire additional common shares in the future under the stock repurchase program that was approved by the Board of Directors.

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

                           PART II - OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         A. The 1998 Annual Meeting of Shareholders of OfficeMax, Inc. was held on May 14, 1998. Holders of Common Shares of record at the close of business on March 23, 1998, were entitled to vote at the Annual Meeting of Shareholders.

         B. The following persons were nominated to serve and were elected as directors of the Company to serve a term of two years or until their successors are elected: Burnett W. Donoho, James F. McCann, Sydell L. Miller and Ivan J. Winfield. The voting results for each such nominee were as follows:

                 Name                                   For                                  Withheld
                 ----                                   ----                                 --------
         Burnett W. Donoho                           108,477,874                             1,466,895
         James F. McCann                             108,484,792                             1,459,977
         Sydell L. Miller                            108,481,617                             1,463,152
         Ivan J. Winfield                            108,459,100                             1,485,669

         C. With respect to the proposal to approve an amendment to the Company's Equity-Based Award Plan (and amendment and restatement thereof) to increase the number of shares available for grants, the voting results were as follows:

                 For                                   Against                               Withheld
                 ---                                   -------                               --------
              74,594,557                             34,982,178                               368,034

         D. With respect to the proposal to approve the Company's Annual Incentive Bonus Plan, the voting results were as follows:

                 For                                   Against                               Withheld
                 ---                                   -------                               --------
             107,149,337                              2,360,529                               434,903

There were no non-votes.

ITEM 5. OTHER INFORMATION
-------------------------

         As set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, shareholder proposals must be received at the Company's headquarters on or before December 11, 1998 in order to be included in the proxy materials relating to the 1999 Annual Meeting of Shareholders.

         In accordance with recent amendments to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, if a shareholder intends to present a proposal at the 1999 Annual Meeting of Shareholders and does not notify the Company of such proposal on or before February 25, 1999, then management proxies will be permitted to use their discretionary voting authority to vote on the proposal if the proposal is raised at the 1999 Annual Meeting of Shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits:

(a)   Exhibits:               .
          27.0      Financial Data Schedule for the period ended July 25, 1998

(b)   Reports on Form 8-K:    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OFFICEMAX, INC.

Date:  September 4, 1998            By: /s/  Jeffrey L. Rutherford
                                        --------------------------------
                                             Jeffrey L. Rutherford
                                             Executive Vice President, Chief
                                             Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)