Form 10-Q
period 1998-10-24
OFFICEMAX INC /OH/
filed 1998-12-08
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


       (Mark One)

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 24, 1998

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
                                      -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.




             TITLE OF CLASS                  SHARES OUTSTANDING AS OF
           ------------------                    NOVEMBER 19, 1998
             Common Shares                   ------------------------
          (without par value)                       124,983,405

                                 OFFICEMAX, INC.

                                      INDEX





Part I - Financial Information                                             Page
------------------------------

  Item 1.        Financial Statements                                       3-7

  Item 2.        Management's Discussion and Analysis of Financial          8-12
                 Condition and Results of Operations


Part II - Other Information
---------------------------

  Item 6.        Exhibits and Reports on Form 8-K                            13


Signatures                                                                   14


                         PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          Oct. 24,          Jan. 24,
 ASSETS                                                                     1998              1998
                                                                       ---------------   ---------------
 Current Assets:
   Cash and equivalents                                                $       47,725    $       66,801
   Accounts receivable, net of allowances
     of $857 and $837, respectively                                            84,345            38,221
   Merchandise inventories                                                  1,232,745         1,086,228
   Other current assets                                                        47,501            37,255
                                                                       ---------------   ---------------
       Total current assets                                                 1,412,316         1,228,505

 Property and Equipment:
   Buildings and land                                                          19,155            19,142
   Leasehold improvements                                                     180,862           172,948
   Furniture and fixtures                                                     347,052           287,728
                                                                       ---------------   ---------------
   Total property and equipment                                               547,069           479,818
   Less: Accumulated depreciation and amortization                           (213,311)         (167,965)
                                                                       ---------------   ---------------
   Property and equipment, net                                                333,758           311,853

 Other assets and deferred charges                                             47,696            41,280
 Goodwill, net of accumulated amortization
   of $58,274 and $51,231, respectively                                       317,312           324,355
                                                                       ---------------   ---------------
                                                                        $   2,111,082      $  1,905,993
                                                                       ===============   ===============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable - trade                                             $     583,598     $     442,390
   Accrued expenses and other liabilities                                     100,458           128,674
   Accrued salaries and related expenses                                       49,122            38,669
   Taxes other than income taxes                                               50,041            55,953
   Revolving credit facility                                                   83,700                --
   Mortgage loan, current portion                                               1,300             1,300
                                                                       ---------------   ---------------
       Total current liabilities                                              868,219           666,986
 Mortgage loan                                                                 16,750            17,725
 Other long-term liabilities                                                   61,517            60,637
                                                                       ---------------   ---------------
       Total liabilities                                                      946,486           745,348

 Commitments and contingencies                                                     --                --

 Shareholders' Equity:
   Common shares, without par value; 200,000,000 shares
     authorized; 124,914,098 and 124,370,209 shares issued                    867,627           861,991
     and outstanding, respectively
   Deferred stock compensation                                                   (269)             (306)
   Retained earnings                                                          355,516           300,239
   Less:  Treasury stock                                                      (58,278)           (1,279)
                                                                       ---------------   ---------------
       Total shareholders' equity                                           1,164,596         1,160,645
                                                                       ---------------   ---------------
                                                                         $  2,111,082      $  1,905,993
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



                                                  OFFICEMAX, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Dollars in thousands, except per share data)
                                                    (Unaudited)




                                                  13 Weeks Ended                    39 Weeks Ended
                                        --------------------------------- ---------------------------------
                                           October 24,      October 25,     October 24,       October 25,
                                               1998             1997            1998             1997
                                        ---------------- ---------------- ---------------  ----------------
Sales                                   $     1,152,359  $       992,365  $    3,087,903   $     2,657,149
Cost of merchandise sold, including
  buying and occupancy costs                    869,080          756,952       2,353,947         2,050,206
                                        ---------------- ---------------- ---------------  ----------------

Gross profit                                    283,279          235,413         733,956           606,943

Store operating and selling expenses            194,724          156,107         548,717           448,081
Pre-opening expenses                              3,382            4,054           8,018            10,211
General and administrative expenses              26,483           21,980          76,469            62,048
Goodwill amortization                             2,347            2,347           7,042             7,042
                                        ---------------- ---------------- ---------------  ----------------

   Total operating expenses                     226,936          184,488         640,246           527,382

Operating income                                 56,343           50,925          93,710            79,561

Interest income (expense), net                   (1,478)             438          (3,389)            1,507
                                        ---------------- ---------------- ---------------  ----------------

Income before income taxes                       54,865           51,363          90,321            81,068

Income taxes                                     21,287           19,928          35,044            31,453
                                        ---------------- ---------------- ---------------  ----------------

Net income                              $        33,578  $        31,435  $       55,277   $        49,615
                                        ================ ================ ===============  ================

EARNINGS PER COMMON SHARE DATA:
Basic earnings per common share         $          0.27  $          0.26  $         0.45   $          0.40
                                        ================ ================ ===============  ================

Diluted earnings per common share       $          0.27  $          0.25  $         0.45   $          0.40
                                        ================ ================ ===============  ================


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:

Basic number of
   common shares outstanding                122,701,610      123,246,836     122,513,410       123,180,114
                                        ================ ================ ===============  ================

Diluted number of
   common shares outstanding                123,311,526      125,874,266     124,071,245       125,319,718
                                        ================ ================ ===============  ================





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                                                  OFFICEMAX, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)



                                                                                       39 Weeks Ended
                                                                          --------------------------------------
                                                                           October 24,            October 25,
                                                                               1998                   1997
                                                                          ---------------        ---------------
CASH PROVIDED BY (USED FOR):
OPERATIONS
   Net income                                                             $     55,277            $    49,615
   Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization                                              53,696                 49,201
     Other, net                                                                    850                   (597)
   Change in current assets and current liabilities:
     (Increase) in accounts receivable                                         (46,124)               (58,206)
     (Increase) in inventories                                                (146,517)              (203,176)
     Increase in accounts payable                                              155,625                 76,021
     Other, net                                                                (19,286)                 8,372
                                                                          ---------------         ---------------

           Net cash provided by (used for) operations                           53,521                (78,770)
                                                                          ---------------         ---------------

INVESTING
   Capital expenditures                                                        (82,614)               (92,314)
   Other, net                                                                   (6,928)                (3,813)
                                                                          ---------------         ---------------

           Net cash (used for) investing                                       (89,542)               (96,127)
                                                                          ---------------         ---------------

FINANCING
   Payments of mortgage principal                                                 (975)                  (650)
   Increase in revolving credit facility                                        83,700                     --
   Decrease in overdraft balances                                              (14,417)                (4,616)
   Purchase of treasury stock                                                  (56,999)                    --
   Proceeds from issuance of common stock, net                                   5,636                  2,637
                                                                          ---------------         ---------------

           Net cash provided by (used for) financing                            16,945                 (2,629)
                                                                          ---------------         ---------------

CASH AND CASH EQUIVALENTS
   Net (decrease) for the period                                               (19,076)              (177,526)
   Balance, beginning of period                                                 66,801                258,111
                                                                          ---------------         ---------------

   Balance, end of period                                                 $     47,725            $    80,585
                                                                          ===============         ===============

SUPPLEMENTAL INFORMATION

   Interest paid on debt                                                  $      4,208            $     1,120
                                                                          ===============         ===============

   Taxes paid on income                                                   $     36,427            $    35,789
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





                                                  OFFICEMAX, INC.
                             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                              (Dollars in thousands)
                                                    (Unaudited)






                                           Common Shares            Deferred
                                    --------------------------       Stock          Retained      Treasury
                                       Shares         Amount      Compensation      Earnings        Stock          Total
                                    -----------    -----------    ------------    -----------    -----------     -----------

Balance at January 24, 1998         124,370,209    $   861,991    $      (306)    $   300,239    $    (1,279)    $ 1,160,645


Issuance of common shares
   under director plan                    1,189             19              9            --             --                28


Exercise of stock options
   (including tax benefit)              436,016          4,267           --              --             --             4,267

Sale of shares under
   management share purchase
   plan (including tax benefit)          45,572            652           (113)           --             --               539

Sale of shares under employee
   share purchase plan
   (including tax benefit)               61,112            698           --              --             --               698

Amortization of deferred
   compensation                            --             --              141            --             --               141

Treasury stock purchased
   (6,162,000 shares)                      --             --             --              --          (56,999)        (56,999)

Net income                                 --             --             --            55,277           --            55,277

                                    -----------    -----------    -----------     -----------    -----------     -----------

Balance at October 24, 1998         124,914,098    $   867,627    $      (269)    $   355,516    $   (58,278)    $ 1,164,596
                                    ===========    ===========    ===========     ===========    ===========     ===========




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE 13 AND 39 WEEKS ENDED
                      OCTOBER 24, 1998 AND OCTOBER 25, 1997



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

2. The Company's consolidated financial statements for the 13 and 39 weeks ended October 24, 1998 and October 25, 1997 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 24, 1998 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 21, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January.

4. At October 24, 1998, OfficeMax operated a chain of 791 superstores in over 330 markets, 48 states and Puerto Rico, as well as two national call centers, 17 delivery centers, one PowerMax I distribution facility and OfficeMax retail joint ventures in Mexico and Japan.

5. The average common and common equivalent shares utilized in computing diluted earnings per share for the 13 and 39 weeks ended October 24, 1998 include 528,841 and 1,476,759 shares, respectively, resulting from the application of the treasury stock method to outstanding stock options. The average common and common equivalent shares utilized in computing diluted earnings per share for the 13 and 39 weeks ended October 25, 1997 include 1,850,092 and 1,362,410 such shares.

6. In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") was issued. FAS 131 establishes standards for reporting information about operating segments in annual reports and selected information in interim reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as enterprises for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The statement is effective for fiscal years beginning after December 15, 1997, but is not required for interim reporting in the initial year of adoption. The Company will adopt FAS 131 during the fourth quarter of fiscal 1998.

7. In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-up Activities". SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and requires that start-up costs capitalized prior to adoption be written off as a cumulative effect of an accounting change and any future start-up costs be expensed as incurred. This SOP, which will be adopted by the Company during the first quarter of fiscal 1999, will not have a material effect on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


RESULTS OF OPERATIONS

SALES for the 13 and 39 week periods ended October 24, 1998 increased 16% to $1,152,359,000 and $3,087,903,000, respectively, from $992,365,000 and
$2,657,149,000 for the comparable periods a year earlier. The sales growth was attributable to comparable-store sales gains, a full period of sales from the 150 superstores opened during fiscal 1997 and the additional sales from 79 new superstores opened at various points during the 39 week period ended October 24, 1998. Comparable store sales for the 13 and 39 weeks, excluding computers and computer monitors, increased 6% over the same periods last year. Overall, comparable store sales increased 2% and 1% during the 13 and 39 week periods, respectively. For the 13 week period, computer sales were adversely impacted by an approximate 23% decrease in average selling price and the Company's decision to further reduce computer promotions versus a year ago. Also, comparable store sales were negatively impacted by deflationary prices in fax machines, printers and copiers of nearly 18% and the opening of 57 new superstores during the last 12 months in markets where the Company already had a presence. Opening stores in existing markets temporarily impacts comparable-store sales until the new stores build their own customer bases.

GROSS PROFIT for the 13 weeks ended October 24, 1998 was 24.6% of sales as compared to 23.7% of sales for the same period a year earlier. Gross profit for the 39 weeks ended October 24, 1998 was 23.8% of sales versus 22.8% of sales for the same period in the prior year. These increases in gross profit percentage were primarily due to gross margin gains in the Company's core office supplies, computers and electronics categories. The gross margin gain for the core office supplies category is primarily attributable to the Company's chain-wide space reallocation program which was initiated during the previous 13 week period and completed during the 13 week period ended October 24, 1998. This program provided for expanding the office supply merchandise assortment by nearly 1,000 items and moving these products to a more prominent position within the store. The Company's decision to reduce the number and magnitude of, at or below cost, computer promotions also contributed to gross margin gains.

STORE OPERATING AND SELLING EXPENSES, which consist primarily of store payroll, operating and advertising expenses, increased as a percentage of sales to 16.9% and 17.8% for the 13 and 39 weeks ended October 24, 1998, respectively, from 15.7% and 16.9% of sales for the same periods in the prior year. The Company experienced a decrease in leverage of store operating and selling expenses due to an increase in the number of stores open for less than one year as the Company entered the third quarter.

PRE-OPENING EXPENSES were $3,382,000 for the 13 weeks ended October 24, 1998, as compared to $4,054,000 for the same period a year earlier. During the 13 weeks ended October 24, 1998, the Company opened 38 superstores compared to 39 superstores in the prior year. During the 39 weeks ended October 24, 1998 and October 25, 1997, pre-opening expenses were $8,018,000 and $10,211,000, respectively. The decrease was primarily due to the opening of 79 superstores during the current 39 weeks compared to the opening of 96 superstores during the same period in the prior year. Also during the 39 week period, the Company opened its PowerMax I distribution facility in Las Vegas, Nevada for which the Company incurred pre-opening expenses of $980,000. Pre-opening expenses averaged approximately $89,000 per superstore during the current year. Pre-opening expenses for an OfficeMax superstore typically average approximately $85,000, however, that average is increased when certain enhanced CopyMax or FurnitureMax features are included. During the 39 week period ended October 24, 1998, 11 superstores were opened with enhanced CopyMax or FurnitureMax features. During the comparable period last year, 79 superstores were opened with enhanced CopyMax or FurnitureMax features. Pre-opening expenses consist primarily of store payroll, supplies and grand opening advertising.

GENERAL AND ADMINISTRATIVE EXPENSES were 2.3% and 2.5% of sales for the 13 and 39 weeks ended October 24, 1998, respectively, as compared to 2.2% and 2.3% of sales for the same periods a year ago. These increases reflect the Company's continuing efforts to enhance its infrastructure to support planned growth both in the United States and internationally. The infrastructure enhancements include efforts to strengthen the Company's management team and the Company's information technology ("IT") initiatives. The Company is in the process of implementing the SAP system. See "Year 2000 Readiness" below. The SAP system is a fully integrated Enterprise Resource Planning platform that will more fully automate and integrate the Company's business processes. The successful conversion of the first module to SAP occurred on November 30, 1998.

GOODWILL AMORTIZATION of $2,347,000 and $7,042,000 for the 13 and 39 week periods ended October 24, 1998, respectively, was consistent with the same periods a year earlier. Goodwill is capitalized and amortized over 40 years using the straight-line method.

OPERATING INCOME for the 13 weeks ended October 24, 1998 increased 11% to $56,343,000 from $50,925,000 for the same period a year earlier. Operating income for the 39 weeks ended October 24, 1998 increased 18% to $93,710,000 from $79,561,000 for the same period in the previous year.

INTEREST INCOME (EXPENSE), NET was $1,478,000 and $3,389,000 of expense for the 13 and 39 weeks ended October 24, 1998, respectively, as compared to $438,000 and $1,507,000 of income for the same periods in the prior year. Interest expense increased due to the Company's continued use of cash and cash equivalents to fund its expansion plans and stock buy-back program. The Company expects to incur net interest expense for fiscal 1998 as it utilizes its line of credit periodically during the fiscal year to fund seasonal merchandise needs and to repurchase shares of its common stock.

INCOME TAXES were $21,287,000 and $35,044,000 for the 13 and 39 weeks ended October 24, 1998, respectively, as compared to $19,928,000 and $31,453,000 for the same periods a year ago. The effective tax rates for both periods are different from the federal statutory income tax rate primarily as a result of goodwill amortization, tax exempt interest, and state and local taxes.

NET INCOME as a result of the foregoing factors was $33,578,000 and $55,277,000 for the 13 and 39 weeks ended October 24, 1998, respectively, versus $31,435,000 and $49,615,000 for the same periods a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the 39 weeks ended October 24, 1998 was $53,521,000 as compared to net cash used by operations of $78,770,000 for the comparable period in the prior year. The increase in cash provided by operations was primarily due to the Company's supply-chain management strategies that resulted in improved accounts payable leverage as a percentage of inventory. During the 39 weeks ended October 24, 1998, leverage improved 600 basis points compared to a decrease of 400 basis points during the comparable period a year earlier. Overall, inventory increased $146,517,000 during fiscal 1998, however, inventory as of October 24, 1998 decreased approximately 11% year-over-year on a per store basis. The overall inventory increase was primarily attributable to new store openings and the build-up of merchandise for the Company's PowerMax I distribution facility that was opened in Las Vegas, Nevada during the 39 week period. Net cash used for investing activities during the 39 weeks ended October 24, 1998 was $89,542,000 versus $96,127,000 in the comparable period in the prior year. Current year investing activities primarily represent capital expenditures for new and remodeled stores, the PowerMax I distribution facility and the Company's continued investment in systems. Net cash provided by financing was $16,945,000 during the 39 weeks ended October 24, 1998 as compared to net cash used by financing of $2,629,000 during the same period last year. Current year financing activities primarily represent borrowings under the Company's $500,000,000 revolving credit facility and $57,000,000 of treasury stock purchases.

During the 13 weeks ending January 23, 1999, the Company plans to open approximately 41 new OfficeMax superstores and remodel seven existing superstores. Management estimates that the Company's cash requirements for these openings and remodels, exclusive of Pre-opening expenses, will be approximately $1,200,000 and $250,000, respectively. For an OfficeMax superstore, the requirements include an average of approximately $450,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $750,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $85,000 for an OfficeMax superstore. In select cases, that average is expected to increase by approximately $30,000 when certain enhanced CopyMax or FurnitureMax features are included.

In order to finance its operations and capital requirements, including its expansion strategy, the Company expects to use funds generated from operations, as well as its current cash reserves, and, to the extent necessary, seasonal short-term borrowings. The Company has available through June 2002 a $500,000,000 revolving credit facility. As of October 24, 1998, the Company had outstanding borrowings of $83,700,000 under its revolving credit facility at a weighted average interest rate of 5.46%.

On August 13, 1998, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its common shares on the open market, doubling the previous authorization. During the 13 weeks ended October 24, 1998, the Company purchased 6,162,000 common shares at a cost of $57,000,000. This included systematic purchases of shares to cover dilution from the future issuance of shares under the Company's equity-based incentive plans.

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

LEGAL PROCEEDINGS

The Company is party to litigation it initiated in October 1997 in United States District Court for the Northern District of Ohio against Ryder Intergrated Logistics, Inc. arising out of Ryder's failure to fulfill certain payment guarantees pursuant to the terms of the Company's logistics service agreement with Ryder. The Company terminated the logistics service agreement in June 1997 based on numerous claims against Ryder under the agreement including, among others, Ryder's refusal to honor its cost guarantees and its failure to return overpayments to the Company. During the course of the agreement the Company recorded receivables from Ryder of approximately $19,000,000 representing overpayments due from Ryder pursuant to the terms of the agreement. In January 1998, Ryder filed a counterclaim against the Company alleging damages arising from the Company's termination of the agreement in the amount of approximately $75,000,000. The Company believes the counterclaim is without merit and intends to vigorously defend against such counterclaim.

Management is of the opinion that, although the ultimate resolution of the Ryder litigation cannot be forecasted with certainty, final disposition of this matter should not materially affect the Company's liquidity, financial position or the results of operations. However, in the event of an unanticipated adverse final determination in this matter, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

In addition, there are various claims, lawsuits and pending actions against the Company incident to the Company's operations. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's liquidity, financial position or results of operations.

 YEAR 2000 READINESS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Time-sensitive computer programs may recognize "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company is engaged in a company-wide project to address the Year 2000 Issue. The Company has assembled a Year 2000 project team that is responsible for ensuring that there are no major interruptions in the Company's operations relating to the Year 2000 Issue. The scope of the Company's Year 2000 project includes (a) identifying and taking appropriate corrective action to remedy the Company's software, hardware and imbedded technology, (b) working with key third parties with which the Company does business electronically to ensure that such business is not adversely affected by the Year 2000 Issue, and (c) contacting other third parties and requesting assurances that such parties will be Year 2000 compliant. The status of the Year 2000 project is reported regularly to senior management and the Board of Directors.

The Company is in the process of implementing the SAP system. Although the SAP system is expected to resolve potential problems related to the Year 2000 Issue, there can be no assurance that the SAP system will be implemented successfully and on a timely basis. Accordingly, all current legacy systems scheduled to be replaced by SAP are in the process of being upgraded to Year 2000 compliant versions, as well. The Company has determined that it will be required to modify or replace other portions of its software, hardware and imbedded technology, which are not considered mission critical systems, so that they will function properly with respect to the year 2000 and thereafter. The Company's target for completing its compliance process for mission critical systems is the second quarter of 1999 and for non-mission critical systems the end of calendar 1999. The Company believes with modifications to existing systems and conversion to new systems, the Year 2000 Issue will not pose significant operation problems.

The Company is directly working with key third parties with which the Company does business electronically to remediate and test affected systems. The Company is also in the process of contacting other third parties, including suppliers, to identify other potential Year 2000 issues. The Company intends to either resolve any issues identified or develop contingency plans.

All costs and expenses incurred relating to the Year 2000 Issue are charged against income on a current basis. Based on the Company's most recent evaluation, including internal expenses, the total cost of the Company's Year 2000 project is expected to be less than $5,000,000, of which approximately $1,063,000 has been incurred through October 24, 1998.

Management's estimates regarding the expected completion dates and cost involved in the Company Year 2000 project are based on various assumptions regarding future events, including the availability of resources, the success of third parties in addressing their Year 2000 issues, and other factors. While management believes that the Company is effectively addressing the Year 2000 Issue, there is no guarantee that estimated completion dates and costs will be achieved. If the estimated completion dates or costs differ materially from estimated completion dates or costs, the Company's financial condition and financial results could be materially adversely effected. Further, the Company can not reasonably estimate the impact on the Company of key third parties not successfully addressing the Year 2000 Issue.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits:

(a)  Exhibits:              .
                27.0        Financial Data Schedule for the period ended
                            October 24, 1998

(b)  Reports on Form 8-K:   The Company filed a Current Report on Form 8-K
                            dated October 6, 1998 reporting in Item 5 that the Company issued a press release regarding sales and earnings for the third quarter ended October 24, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OFFICEMAX, INC.

Date:  December 8, 1998               By: /s/ Jeffrey L. Rutherford
                                          --------------------------------.
                                              Jeffrey L. Rutherford
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                                 Principal Accounting Officer)