Form 10-K405
period 1999-01-23
OFFICEMAX INC /OH/
filed 1999-04-08
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                   For the Fiscal Year Ended JANUARY 23, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

         For the transition period from _____________ to _____________

                         Commission file number 1-13380
                                                -------
                                 OFFICEMAX, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

              OHIO                                        34-1573735
              ----                                        ----------
  (State or other jurisdiction              (I.R.S. employer identification no.)
of incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 26, 1999 was approximately $927,463,493.

The number of Common Shares, without par value, of the Registrant outstanding as of March 26, 1999 was 114,149,353.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement dated April 8, 1999, for use at the Annual Meeting of Shareholders to be held on May 13, 1999 are incorporated by reference in Part III hereof.


                                                  TABLE OF CONTENTS

              Item No.                                                                                    Page No.
              --------                                                                                    --------
   Part I
               1.    Business                                                                                1
               2.    Properties                                                                              10
               3.    Legal Proceedings                                                                       11
               4.    Submission of Matters to a Vote of Security Holders                                     11

              Executive Officers of the Registrant                                                           12

  Part II
               5.    Market for Registrant's Common Shares and Related
                          Shareholder Matters                                                                14
               6.    Selected Financial Data                                                                 15
               7.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                          16
               7A.   Quantitative and Qualitative Disclosures About Market Risk                              21
               8.    Financial Statements and Supplementary Data                                             21
               9.    Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure                                                           21
  Part III
               10.   Directors and Executive Officers of the Registrant                                      22
               11.   Executive Compensation                                                                  22
               12.   Security Ownership of Certain Beneficial Owners and Management                          22
               13.   Certain Relationships and Related Transactions                                          22
  Part IV
               14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        23

              Signatures                                                                                     24
              Exhibit Index                                                                                  25


                       NOTE ON INCORPORATION BY REFERENCE
           In Part III of this Form 10-K, various information and data are incorporated by reference from OfficeMax's Definitive Proxy Statement dated April 8, 1999 ("Proxy Statement"). Any reference in this Form 10-K to disclosures in the Proxy Statement shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
           Portions of this Annual Report on Form 10-K (including information incorporated by reference) include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," "plan," "intend," and similar expressions, among others, identify "forward-looking statements," which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those made, projected or implied in such statements. The most significant of such risks, uncertainties and other factors are described in this report and Exhibit 99.1 to this Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1.        BUSINESS

GENERAL

        OfficeMax, Inc. ("OfficeMax" or the "Company") is the largest operator of high-volume, deep-discount office product superstores in the United States in terms of the number of stores and breadth of geographic coverage. As of January 23, 1999, OfficeMax operated 832 superstores in over 350 markets in 49 states and Puerto Rico, as well as two national call centers, 17 delivery centers and OfficeMax retail joint ventures in Mexico and Japan.

        The typical full-size OfficeMax superstore is approximately 23,500 square feet and offers over 8,000 office products and related items. The Company's eighth superstore iteration since inception, known within the Company as Millenium 8.0, focuses on the higher profit margin items of the Company's office supply business. Within each superstore, prominent signage highlights the Company's marketing concepts: Supplies (office supplies), TechMax(R) (electronics, business machines, computers and related items), CopyMax(SM) (print-for-pay services), and FurnitureMax(R) (office furniture).

        The Company markets its merchandise primarily to small- and medium-size businesses, home office customers and individual consumers. By extending its marketing channels to include direct catalog and a commercial sales force, OfficeMax also serves the medium and larger corporate customer. Additionally, the Company operates OfficeMax.com on the Internet at http://www.officemax.com, which enables consumers and businesses to buy a wide assortment of OfficeMax merchandise.

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

        In June 1992, the Company acquired OW Office Warehouse, Inc., a 41-store office products superstore chain with stores located primarily in the Mid-Atlantic region. In March 1993, the Company acquired BizMart, Inc., a 105-store national office products superstore chain with stores located in the Southwest, West and Pacific Northwest regions of the United States. Immediately following each acquisition, the acquired stores were operationally integrated, remodeled,remerchandised and converted to the OfficeMax name, merchandise presentation and format. As a result of these acquisitions and the opening of new superstores, OfficeMax achieved a national presence.

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

        On July 20, 1995, the Company completed a primary and secondary offering (the "Secondary Offering") consisting of 8,627,774 primary shares and 28,205,289 secondary shares owned by Kmart. Net proceeds to the Company from the Secondary Offering were $110,177,000. Following completion of the Secondary Offering, Kmart no longer owned an interest in OfficeMax.

        In November 1995, the Company signed an agreement with its joint venture partner in Mexico, and opened its first superstore in Mexico City in August 1996. In July 1998, the Company increased its ownership percentage in the joint venture to 39% and began accounting for its investment under the equity method. At January 23, 1999, the joint venture operated 12 OfficeMax superstores in Mexico.

        In December 1996, the Company signed an agreement with its joint venture partner in Japan, and opened its first superstore in November 1997. At January 23, 1999, the joint venture operated five OfficeMax superstores in Japan.

        In July 1998, the Company signed an agreement with its joint venture partner in Brazil and plans to open its first superstore in Sao Paulo in fiscal 1999.

        The following table summarizes the Company's domestic superstore opening activity by fiscal year:

         FISCAL      STORES       STORES          STORES
          YEAR       OPENED       CLOSED         ACQUIRED         TOTAL
       --------------------------------------------------------------------
          1988         3            -               -               3
          1989         8            -               -              11
          1990        23            -              12              46
          1991        33            -               -              79
          1992        61            2              41             179
          1993        53            9             105             328
          1994        70           10               -             388
          1995        80            -               -             468
          1996        96            -               -             564
          1997       150            1               -             713
          1998       120            1               -             832


         In addition, the Company opened its first OfficeMax PDQ(SM) in fiscal 1998. Through its joint venture partnerships, the Company has expanded internationally by opening seven superstores during fiscal 1998, eight superstores during fiscal 1997 and two superstores during fiscal 1996.

INDUSTRY OVERVIEW

        Over the past approximately ten years, the office products industry has experienced rapid growth which the Company believes is attributable primarily to a shift in the United States to a more service oriented economy and the increasing utilization of technology, such as fax machines, cellular phones and computers, in businesses and home offices. The Company believes that these trends will continue to expand the office products industry and will create opportunities for continued growth in market share for operators of high-volume office products superstores such as OfficeMax.

       - Small- and Medium-Size Business Market. The Company's primary target market consists of small- and medium-size businesses, employing between one and 100 employees, home office customers and individual consumers. Historically, this market was served primarily by traditional office products retailers which typically operated small stores offering limited services and a limited selection of in-stock merchandise purchased from wholesalers or other distributors and sold to the ultimate consumer at manufacturers' suggested retail or catalog list prices. Conversely, office products superstores, such as OfficeMax, feature a wide selection of name-brand and private label merchandise purchased directly from manufacturers and sold at deep-discount prices that are typically 30% to 70% below manufacturers' suggested retail and catalog list prices. As a result of their ability to offer selection, service and discount prices, office products superstores are capturing an increasing percentage of the retail office products market in the United States.

      - Large Business Market. Large businesses, employing over 100 people, have historically been served primarily by traditional commercial office suppliers, known as "contract stationers," which provide their large business customers with a wide variety of office products purchased from manufacturers and intermediate wholesalers, generally for next business day delivery. Contract stationers typically utilize an in-house, commissioned sales force to solicit orders from the purchasing departments of their customers, which order merchandise from the contract stationer's or an intermediate wholesaler's catalog.

BUSINESS STRATEGY

        In response to major declines in retail selling prices for computers experienced by OfficeMax during 1998, similar to the entire computer industry, the Company reorganized its business into two distinct operating segments: the Core Business Segment and the Computer Business Segment. The Core Business Segment includes office supplies, business machines, peripherals, print-for-pay services and office furniture. The Computer Business Segment includes desktop and laptop personal computers and computer monitors. The Company evaluates performance and allocates resources based on the results of these two segments.

        The Company's strategy is to enhance its market share, to be a leading provider of office products, supplies and services in each of the markets in which it competes and to continue expanding into new markets, including international expansion. The key elements of this strategy are as follows:

                   - Realigning the Computer Business Segment. In response to dramatic declines in retail prices of computers, the Company is developing a new operating model for its Computer Business Segment. The new operating model, known within the Company as "Millennium 2000", includes targeting the small- and medium-sized business customer along with the higher-end home office and consumer market. To more effectively target these customers, the Company plans to reduce the number of computer vendors in its stores from as many as 11 to two sources. Additionally, in a seven market test with IBM, the Company will exclusively offer IBM personal computers, laptops, monitors, servers and related services in a separate department. These departments will be staffed by IBM personnel in some markets and specially IBM-trained OfficeMax personnel in others.

                   - Extensive Selection of Merchandise in an Easy-to-Shop Presentation. Each OfficeMax superstore offers over 8,000 stock keeping units ("SKUs") of quality, in-stock, name-brand and private label merchandise. This offering represents a breadth and depth of in-stock items that are not available from traditional office products retailers, mass merchandisers or wholesale clubs. The Company's merchandise presentation is highlighted by wide aisles, bright lighting with open ceilings, colorful signage and bold graphics. This easy-to-shop presentation is designed to enhance customer convenience, create an enjoyable shopping experience and promote impulse buying, thereby increasing sales.

                   - Everyday Low Prices. The Company's everyday low price policy is to offer deep-discount prices that are typically 30% to 70% below manufacturers' suggested retail and catalog list prices. In addition, the Company guarantees its low prices up to 155%. OfficeMax will match any advertised price or refund the difference between a lower advertised price and the price paid at OfficeMax within seven days of the original purchase. An additional 55% merchandise credit (up to $55.00) will be issued if the lower price is from an office products superstore such as Staples, Inc. ("Staples") or Office Depot, Inc. ("Office Depot").

                   - Customer Service. To develop and maintain customer loyalty, OfficeMax has fostered a customer-oriented culture that demands a high level of customer service from each associate. The Company views the quality of its customers' interaction with its associates as critical to its success. Toward this end, the Company emphasizes training and personnel development, seeks to attract and retain well-qualified, highly motivated associates, and has centralized most administrative functions at its corporate office and call centers to enable in-store associates to focus on serving customers.

                   - Focused Expansion. The Company enters markets that provide multi-store opportunities as well as markets in which the Company believes a single OfficeMax superstore can be one of the dominant office products suppliers. Prospective locations are evaluated using on-site surveys conducted by real estate consultants and field operations personnel coupled with a proprietary real estate selection model, which assesses potential store locations and incorporates computer-generated mapping. The model analyzes a number of factors that have contributed to the success of existing OfficeMax locations including the location's size, visibility, accessibility and parking capacity, potential sales transfer effects on existing OfficeMax stores and relevant demographic information, such as the number of businesses and the income and education levels in the area.

                   - New Marketing Concepts. During the last four years, OfficeMax has launched new in-store marketing concepts that complement the Company's Supplies "module" by providing additional products and services to the Company's customers and an opportunity for incremental store traffic. These new concepts include the departments or "in-store modules", CopyMax, FurnitureMax and TechMax. CopyMax offers customers a wide range of print-for-pay services, from self-service black and white copying to full service digital printing and publishing. FurnitureMax provides an expanded furniture selection and specialized services. TechMax features the latest in communication and technology products.

                   During fiscal 1998, the Company opened its first OfficeMax PDQ. This unique "quick-shop" format includes a reduced Supplies module of over 3,000 commodity-type office products and a full-service CopyMax module. The OfficeMax PDQ format is designed to allow the Company to penetrate urban locations in both domestic and international markets and is appropriate for office park complexes, office buildings and on, or near, college campuses. These concepts are discussed in greater detail under the headings "Stores" and "Expansion."

                   - Non-Store Retailing. The Company's strategy for the catalog business is to capitalize on the OfficeMax brand name awareness by providing other channels which give the OfficeMax customer more purchasing options. A full assortment catalog of all the items found in OfficeMax stores plus a variety of merchandise available from a third party distributor allows customers the convenience of catalog ordering and next business day delivery. The Company also provides special order catalogs containing more than 20,000 items to meet its customers' needs. As many of the OfficeMax small business customers grow, they take advantage of these purchasing options.

                    - Electronic Commerce. The Company's online electronic retailing division consists of components designed to capitalize on the emerging and rapidly expanding channel of Internet commerce. The OfficeMax.com web site, available on the internet at www.officemax.com, was introduced in March 1995 and features over 20,000 office products, electronics, business machines, computers, peripherals and related merchandise. OfficeMax.com also operates the SoftwareSupersite@OfficeMax(SM) which offers over 10,000 software titles, all available for immediate purchase via electronic downloading or regular delivery. Customers can choose from business applications, popular games and various other software items. In addition, OfficeMax operates Printlink@CopyMax(SM) which enables consumers and businesses to create, proof and order personalized items like business cards, rubber stamps and labels. After they develop and approve their items via the online proofing area, Printlink@CopyMax produces and ships the personalized items directly to their door.

                   - Supply-Chain Management. During fiscal 1998, the Company launched a major supply-chain management initiative, the first phase of which included the opening of the Company's PowerMax I distribution facility in Las Vegas, Nevada. This center is the first location in a planned network of regional distribution facilities. The next center is scheduled to open in fiscal 1999.

                   - International Opportunities. During fiscal 1998, the Company opened three OfficeMax superstores in Mexico through a joint venture with Grupo Oprimax, S.A. de C.V. a Mexican corporation, ending the year with 12 superstores. In fiscal 1999, this joint venture plans to open up to six more superstores in Mexico. Additionally, the Company's joint venture with JUSCO Company Ltd., a Japanese corporation, opened four OfficeMax superstores in Japan, ending the year with five superstores. The expansion plan for the Japanese joint venture includes opening up to four more stores in fiscal 1999. During fiscal 1998, the Company signed a joint venture agreement with MGDK & Associados S/C Ltda., a Brazilian company. The Brazilian joint venture plans to open two OfficeMax superstores in Brazil during fiscal 1999. OfficeMax owns a 39% interest in the Mexican joint venture and a 19% interest in the Japanese and Brazilian joint ventures.

MERCHANDISING

         The Company's merchandising strategy focuses on offering an extensive selection of quality, name-brand and private label office products at deep-discount prices. The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the periods presented:


-------------------------------------------------------------------------------------------------------------------
                                                                 JANUARY 23,         JANUARY 24,         JANUARY 25,
FISCAL YEAR ENDED                                                   1999                1998                 1997
-------------------------------------------------------------------------------------------------------------------
Office supplies, including print-for-pay services                   37.9%              37.6%              37.7%

Electronics and business machines                                   23.2               23.3               23.7

Office furniture                                                    12.6               11.8               11.2

Printers, software, peripherals and related consumable
      products such as printer cartridges and ribbons               18.5               15.7               14.0
                                                              ---------------    ---------------    ---------------

     Total Core Business Segment                                    92.2               88.4               86.6

Desktop and laptop personal computers and computer
      monitors (Computer Business Segment)                           7.8               11.6               13.4
                                                              ===============    ===============    ===============
     Total Company                                                 100.0%             100.0%             100.0%
                                                              ===============    ===============    ===============


         The Company emphasizes a wide selection of name-brand office products, packaged and sold in multi-unit packages for the business customer and single units for the individual consumer. The Company also offers private label products under the OfficeMax(R) label in order to provide customers additional savings on selected commodity products for which management believes national brand recognition is not a key determinant of customer satisfaction. These commodity items include various paper products such as computer and copy paper, legal pads and notebooks, envelopes and similar functional items. Despite lower selling prices, these items typically carry higher gross margins than comparable branded items and help build consumer recognition for the OfficeMax family of Max-brand products. The Company's merchandising staff regularly evaluates new name-brand and private label merchandise opportunities to maximize profits and to provide customers with enhanced values. The Company also includes its toll-free telephone number on the packaging of certain commodity and private label goods to increase repeat sales as commodity goods are used and replenished.

PURCHASING AND DISTRIBUTION

         OfficeMax maintains a centralized group of merchandise and category managers who average approximately 20 years of retail buying and merchandising experience. Using a detailed merchandise planning system, this group selects the product mix for each store in conjunction with systematic, frequent input from field management and store personnel. The Company utilizes a proprietary merchandise replenishment system, "ForeMax," to analyze and forecast sales trends for each SKU statistically and then estimate each store's merchandise requirements. The Company's merchandising initiatives have been keenly focused on improving Gross Margin Return on Investment ("GMROI"), which is the ratio of gross margin dollars to the average inventory investment. Increasing GMROI is a performance objective in all levels of management within merchandising, visual presentation, inventory management and finance. GMROI is being utilized consistently for merchandising decisions related to the Company's basic and seasonal assortments.

         The Company believes that it has good relationships with its vendors and does not consider itself dependent on any single source for its merchandise. As the number of stores increases pursuant to OfficeMax's store expansion plan, the Company believes that it will be able to continue to obtain sufficient merchandise for all of its stores on a timely basis.

MARKETING, PROMOTIONS AND ADVERTISING

         OfficeMax directs its marketing efforts at small- and medium-size businesses, home office customers, and individual consumers. A multimedia approach is used to attract new customers while re-emphasizing the Company's value message to existing customers. Included in these campaigns are national television commercials, newspaper ads, seasonal spot television and radio commercials, direct mail promotions, circulars, and outdoor billboards, sports arena and other such signage.

         Advertising campaigns and promotions are conducted continuously throughout the year to reach new and existing customers. To further increase sales, OfficeMax takes advantage of seasonal selling opportunities. Special marketing programs are developed to support the Back-To-School selling period, the Christmas holiday season, plus the January "re-stocking" Back-To-Business period. Additional marketing opportunities arise during the Mother's Day, Father's Day and graduation selling periods.

         As part of its ongoing efforts to strengthen customer loyalty and enhance the image of its stores as a value destination, the Company introduced MaxRebates(SM) and MaxValues(SM). MaxRebates, the industry's first one-check rebate program, allows customers to complete just one form for all rebate qualified purchases and receive one check in return. This is an added value each time customers shop at OfficeMax. MaxValues provides customers with value added items, such as three free legal pads with the purchase of a twelve-pack of legal pads.

STORES

         The typical full-size OfficeMax superstore is approximately 23,500 square feet. OfficeMax superstores are generally destination oriented locations in high-traffic, suburban strip-mall shopping centers that provide customers easy access and ample store-front parking. Each superstore displays merchandise in accordance with a corporate developed plan-o-gram to ensure that it utilizes optimal display techniques and provides a consistent and attractive shopping environment for customers. The Company continuously evaluates the attributes of its prototype store model and periodically makes adjustments to the store layout. These changes are integrated into new stores as they are opened and are also considered when the Company remodels existing units. The Company's latest prototype, Millennium 8.0, is characterized by a heightened merchandise focus on the core Supplies module along with enhanced visual acuity throughout the store. Within each superstore, prominent signage highlights the Company's marketing concepts: Supplies (office supplies), TechMax (electronics, business machines, computers and related items), CopyMax (print-for-pay services), and FurnitureMax (office furniture). Management believes that attractive and up-to-date stores contribute to customer satisfaction and loyalty, leading to increased sales. The Company plans to remodel nearly 70 superstores during fiscal 1999.

         The Company's Supplies modules feature office products, including writing instruments, paper, filing supplies, business forms and other supplies.

         Introduced in July 1995, the in-store CopyMax modules feature a broad assortment of print-for-pay services for businesses and consumers ranging from self-service copying to digital printing and publishing as well as color copying, custom printing and related specialty services. Approximately 4,000 to 6,000 square feet are devoted to a full service CopyMax "hub" location, which utilizes the latest digital printing equipment and technology and serves as a centralized production facility. The mini-CopyMax or "spoke" locations are smaller in-store modules averaging approximately 900-square feet. Today, these spoke locations are served by a hub utilizing the "CopyMax Link" software. This software, a modem based solution that provides the capability to transmit documents to any CopyMax location, creates a "hub-and-spoke" concept that optimizes equipment in the CopyMax hubs. An internet-based remote file submission solution is planned for fiscal 1999 which is expected to provide customers additional features and capabilities to support their printing needs. Customers can use PrintLink@CopyMax, a unique custom printing site on the Internet which allows customers to design and purchase a variety of products including stationary, business cards, announcements and labels right from their own computer keyboard.

         Another in-store module, FurnitureMax, features an extensive selection of office furniture ranging from ready-to-assemble products to a broader assortment of office chairs, dividers, filing cabinets and higher-end case goods, desks and credenzas. FurnitureMax also offers specialized services such as customized space planning, on site consultation, installation, furniture setup and free delivery. Full-size FurnitureMax hubs are an approximately 4,000 to 8,000 square foot addition to an existing OfficeMax superstore while mini-FurnitureMax modules contain approximately 2,000 square feet.

         TechMax showcases the latest in computers, wireless digital technology, communications products and similarly related technology products and features specially trained associates to assist the customer.

         OfficeMax PDQ is a smaller express store footprint that includes a reduced Supplies module of over 3,000 commodity-type office products combined with a full-service CopyMax hub in a 5,000 to 7,500-square-foot retail site. The OfficeMax PDQ format will allow the Company to penetrate high-density urban locations, satellite locations within metro markets and international locations. The first OfficeMax PDQ was opened in fiscal 1998.

EXPANSION

         Small- and Medium-Size Business Market. The Company's expansion strategy primarily focuses on new store growth and its new marketing concepts. The Company opened 120 superstores in fiscal 1998 and intends to continue its rapid growth by opening approximately 100 additional full-size superstores in the United States, up to five new OfficeMax PDQ locations and additional delivery and distribution facilities in fiscal 1999. The Company's fiscal 1999 international expansion plans include opening two superstores in Sao Paulo, Brazil while continuing to expand in Mexico and Japan with an estimated 10 stores and two distribution facilities.

         Large Business Market. OfficeMax has undertaken several initiatives to better serve the needs of its larger customers, predominately through its commercial sales group. The Company serves the needs of large businesses through its expanded full-color catalogs featuring approximately 5,000 items and with other specialized catalogs. These catalogs, which are distributed periodically to businesses and individual customers, feature toll-free telephone ordering and typically offer free next business day delivery on orders over $50. In addition, the Company employs a commercial sales force to attract new customers as well as maintain existing customers. The Company continues to develop a network of delivery centers in the major markets OfficeMax serves. In contrast to the small business, home office and individual consumer customer focus of OfficeMax's retail superstores, the Company's expanded catalogs, commercial sales force and delivery centers enable larger businesses, municipalities and school systems to purchase from OfficeMax on much the same basis as they could from contract stationers and other traditional office product suppliers.

         International. During fiscal 1998, the Company opened three OfficeMax superstores in Mexico through its joint venture with Grupo Oprimax, S.A. de C.V. a Mexican corporation, ending the year with 12 superstores. In fiscal 1999, the joint venture plans to open up to six more superstores in Mexico. Additionally, the Company's joint venture with JUSCO Company Ltd., a Japanese corporation, opened four OfficeMax superstores in Japan, ending the year with five superstores. The expansion plan for Japan includes opening up to four more stores in fiscal 1999. During fiscal 1998, the Company signed a joint venture agreement with MGDK & Associados S/C Ltda., a Brazilian company. The joint venture plans to open two OfficeMax superstores in Brazil during fiscal 1999. Ultimately, the Company's international expansion will depend upon general economic and business conditions affecting consumer spending, the availability of desirable store locations, the negotiation of acceptable terms and the availability of adequate capital.

CUSTOMER SERVICE

         The Company believes that a fundamental element of its success is its customer-oriented culture that demands a high level of customer service from each of its associates. The Company views the quality of its customers' interaction with its associates as critical to maintaining customer confidence and loyalty. Through its emphasis on training and personnel development, the Company strives to attract and retain well-qualified, highly motivated associates committed to providing superior levels of customer service.

         Management has undertaken a number of initiatives that demonstrate its commitment to in-store customer service. For example, by centralizing most administrative functions at its corporate offices and call centers, OfficeMax enables its in-store associates to focus primarily on customer service. In addition, the Company implemented ServiceMax, a training program that details customer service standards to be met by each store-level associate and assigns to each superstore one or more associates whose primary responsibility is to ensure that each customer receives prompt, courteous and knowledgeable service. The Company has also developed the "MaxCertification Program" using Computer Based Training
(CBT) modules to ensure that every associate receives the one-on-one product knowledge training they need to provide informative customer service.

MANAGEMENT INFORMATION SYSTEMS

         In fiscal 1998, OfficeMax began the implementation of SAP, a leading Enterprise Resource Planning ("ERP") system being used by approximately 15,000 companies worldwide, including many Fortune 500 companies. As OfficeMax has grown substantially and rapidly over the past 10 years, the legacy information systems necessary to support such growth have become increasingly complex. SAP will provide a flexible, consolidated, enterprise-wide system that will provide real time information necessary to make informed and strategic business decisions and to react quickly to critical store-level information. The Company believes its partnership with SAP will enable the Company to grow more quickly and efficiently.

         At its headquarters, the Company uses a platform of Unix-based parallel processors which supports a wide variety of mission critical applications, ranging from merchandise replenishment to order fulfillment, electronic commerce and financial systems. With the availability and price performance advantage of larger Sun Microsystems Servers, as well as the implementation of SAP, the Company will consolidate its systems and simplify systems management with fewer, larger systems. This technology also provides "scalability," the ability to support growth within the same platform.

         During 1998, the Company converted to the SAP Human Resource System. This is the first step in its efforts to maximize process improvement opportunities. During 1999, OfficeMax expects to convert to the SAP Financial, Retail and Merchandising Systems. OfficeMax has invested over $75,000,000 in the last three years to upgrade systems and processes and intends to continue investing aggressively in this area to support the Company's growth.

         The Company operates a proprietary, in-store computer system called "StoreMax" that allows the daily tracking of inventory receipts through the use of portable, handheld, radio frequency terminals. These terminals permit store managers to scan a product on the shelf and instantly retrieve specific product information, such as recent sales history, gross profit margin and inventory levels. In-store, point-of-sale registers capture sales information at the time of each transaction at the category and SKU level by the use of bar-code scanners that update store-level perpetual inventory levels. This information is transmitted on a daily basis to corporate headquarters, where it is evaluated and used in merchandising and replenishment decisions. In addition, StoreMax is used to transmit data to each store providing information that is key for day-to-day operations.

         The Company utilizes an online, advanced "frame-relay" network, which supports data communication between headquarters and its stores, delivery and call centers. This technology is employed to centralize credit card and check authorization and validate transactions. In addition, the network enhances intra-Company communication and supports electronic maintenance of in-store technology. Additional network and bandwidth capabilities are planned to be added in fiscal 1999 to accommodate the needs of the Company's CopyMax facilities and the volume of large, multi-color files being sent to and from customers and various Company facilities. The Company has also launched its own intranet, know as @Max(SM), which provides information on demand to all of the Company's Corporate and Field Management associates.

         For information regarding the Company's Year 2000 readiness, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations; Year 2000 Readiness."

COMPETITION

         The office products industry, which includes both national superstore chains and other indirect competitors, is highly competitive. Businesses in the office products industry compete on the basis of pricing, product selection, convenience, customer service and ancillary business offerings.

         As a result of the consolidation of the office products superstore industry, OfficeMax currently has only two direct competitors, Staples and Office Depot, which are similar to the Company in terms of store format, pricing strategy and product selection. Of the approximately 20 office products superstore chains that were launched in the U.S. between 1986 and 1994, all but OfficeMax, Staples and Office Depot have either been acquired or gone out of business.

         Although not all OfficeMax stores currently compete with either Staples or Office Depot stores, the Company believes it will face increased competition from Staples and Office Depot as the three remaining office product superstore chains expand their operations in the same markets. The Company believes that it competes favorably with Staples and Office Depot through consistent execution of its business strategy, the components of which are designed to differentiate OfficeMax from Staples and Office Depot.

         OfficeMax's indirect competitors include traditional office product retailers, electronics superstore retailers, mass merchandisers, wholesale clubs, and direct mail operators. Although these non-superstore companies sell office products and compete with OfficeMax in limited markets or with respect to limited product categories, OfficeMax does not consider them to be major direct competitors. These companies cannot provide all of the customer benefits that an office products superstore has to offer such as one-stop shopping convenience, discount prices and a full range of ancillary business services. For example, electronic superstore retailers, such as Circuit City and Best Buy, feature consumer electronics and computers which overlap with only a portion of the merchandise selection provided by OfficeMax.

         OfficeMax's Computer Business Segment competes with electronic superstore retailers, such as CompUSA, Circuit City and Best Buy, and direct-to-customer manufacturers, such as Dell and Gateway. During fiscal 1998, the Company announced plans to realign its Computer Business Segment in order to enhance its competitive position. These plans include modifying the breadth of merchandise assortment to target computing solutions for the small- and medium-size business and home office customers.

         Some of OfficeMax's direct and indirect competitors may have greater financial resources than the Company. There can be no assurance that increased competition will not have an adverse effect on the Company.

ASSOCIATES

         As of March 1, 1999, the Company had approximately 38,980 employees, including 19,050 full time and 19,930 part-time associates, 1,899 of whom were employed at its Corporate headquarters, divisional offices and call centers and 37,081 of whom were employed at OfficeMax stores and delivery centers. None of the Company's associates is subject to a collective bargaining agreement. Management believes that its relationship with its associates is satisfactory.

ITEM 2.        PROPERTIES

         OfficeMax superstores are relatively immature. As of March 1, 1999, the Company's stores had been open an average of 3.8 years operating under the OfficeMax name and format. Of the Company's 842 superstores, 375 have been opened by OfficeMax within the last three years. Management believes that the Company's young stores represent an opportunity for future sales growth as they proceed through the maturation cycle.

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

         As of March 1, 1999, OfficeMax had 842 superstores in 49 states, Puerto Rico and the U.S. Virgin Islands. The following table details OfficeMax superstores by state and territory:



Alabama                      9                                  Nebraska                      6
Alaska                       3                                  Nevada                       10
Arkansas                     4                                  New Hampshire                 3
Arizona                     21                                  New Jersey                   15
California                  80                                  New Mexico                    8
Colorado                    18                                  New York                     44
Connecticut                  9                                  North Carolina               21
Delaware                     2                                  North Dakota                  3
Florida                     52                                  Ohio                         52
Georgia                     23                                  Oklahoma                      5
Hawaii                       4                                  Oregon                       12
Idaho                        6                                  Pennsylvania                 34
Illinois                    47                                  Rhode Island                  2
Indiana                     20                                  South Carolina                8
Iowa                         9                                  South Dakota                  3
Kansas                      11                                  Tennessee                    21
Kentucky                     8                                  Texas                        65
Louisiana                   11                                  Utah                         14
Maine                        1                                  Washington                   19
Maryland                     1                                  Virginia                     19
Massachusetts               16                                  West Virginia                 6
Michigan                    40                                  Wisconsin                    21
Minnesota                   22                                  Wyoming                       2
Mississippi                  5                                  Puerto Rico                   6
Missouri                    17                                  U.S. Virgin Islands           1
Montana                      3


ITEM 3.        LEGAL PROCEEDINGS

           The Company is a party to litigation it initiated in October 1997 in the United States District Court for the Northern District of Ohio against Ryder Integrated Logistics, Inc. ("Ryder") arising out of Ryder's failure to fulfill certain payment guarantees pursuant to the terms of the Company's logistics service agreement with Ryder. The Company terminated the logistics service agreement in June 1997 based on numerous claims against Ryder under the agreement including, among others, Ryder's refusal to honor its cost guarantees and its failure to return overpayments to the Company. During the course of the agreement, the Company recorded receivables from Ryder of approximately $19,000,000 representing overpayments due from Ryder pursuant to the terms of the agreement. In January 1998, Ryder filed a counterclaim against the Company alleging damages arising from the Company's termination of the agreement in the amount of approximately $75,000,000. The Company believes the counterclaim is without merit and intends to vigorously defend against such counterclaim.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Listed below are the names, positions and ages of the executive officers of the Company as of March 26, 1999. Each executive officer will serve until his successor is elected by the Board of Directors or until his earlier resignation or removal.



          NAME                               POSITION                                   AGE
       ---------                    --------------------------                          ---

   Michael Feuer                    Chairman of the Board and                            54
                                    Chief Executive Officer

   John C. Martin                   President, Retail Stores                             48

   Edward L. Cornell                Executive Vice President,                            50
                                    Non-Retail Stores and
                                    International Development

   Jeffrey L. Rutherford            Executive Vice President,                            38
                                    Chief Financial Officer

   Wendell L. Wilson                Executive Vice President,                            51
                                    CopyMax Sales and Marketing

   Mark L. Keschl                   Senior Vice President,                               43
                                    Real Estate

   Ross H. Pollock                  Senior Vice President,                               43
                                    General Counsel and Secretary

   Mark L. Race                     Senior Vice President,                               50
                                    Store Planning and Project Development


         Mr. Feuer is the Company's co-founder, Chairman of the Board and Chief Executive Officer. He has served as a Director of the Company since its inception in April 1988. Prior to becoming Chairman in March 1995, Mr. Feuer served as President. From May 1970 through March 1988, Mr. Feuer was associated with Jo-Ann Stores, Inc. (formerly Fabri-Centers of America, Inc.), a publicly held, New York Stock Exchange-listed, national retail chain which then had over 600 stores. In his most recent capacity prior to his departure, Mr. Feuer served Fabri-Centers as Senior Vice President and a member of that company's executive committee.

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

         Mr. Cornell has served as Executive Vice President, Non-Retail Stores and International Development of the Company since December 1995. From February 1993 to December 1995, Mr. Cornell served as Executive Vice President, Chief Financial Officer of the Company. From February 1992 to February 1993, Mr. Cornell served as Senior Vice President and Chief Financial Officer of the Company. From March 1983 to February 1992, Mr. Cornell was employed by Things Remembered, a specialty retail subsidiary of Cole National Corporation, serving most recently as Executive Vice President and Chief Financial Officer. Mr. Cornell has also held various management positions with Wal-Mart Stores, Inc. and Zayre Corporation.

         Mr. Rutherford has served as Executive Vice President, Chief Financial Officer of the Company since March 1998. From June 1997 to March 1998, Mr. Rutherford served as Senior Vice President, Chief Financial Officer of the Company. From February 1997 to June 1997, Mr. Rutherford served as Senior Vice President, Finance and Treasurer of the Company. From January 1984 to January 1997, Mr. Rutherford was associated with Arthur Andersen LLP, a big five public accounting firm.

         Mr. Wilson has served as Executive Vice President, CopyMax Sales and Marketing of the Company since December 1997. From March 1995 to November 1997, Mr. Wilson was employed by Kinko's, Inc. as Vice President of Operations and Public Management. From 1984 to March 1995, Mr. Wilson held various senior management positions at Xerox Corporation.

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

         Mr. Race has served as Senior Vice President, Store Planning and Project Development of the Company since April 1996. From September 1992 to April 1996, Mr. Race served as Vice President, Store Planning of the Company. From July 1991 to September 1992, Mr. Race served as Director of Construction of the Company. Prior to July 1991, Mr. Race was associated with Jo-Ann Stores, Inc. (formerly Fabri-Centers of America, Inc.) for 13 years were he held various store planning, construction and administrative service positions.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED
               SHAREHOLDER MATTERS

         The high and low sales prices of the Company's Common Shares during each quarter of fiscal 1997 and fiscal 1998, as reported on the New York Stock Exchange Consolidated Transaction reporting system, are listed below:


  Fiscal 1997                                        High              Low
  -----------                                        ----              ---
  1st Quarter (ended April 26, 1997)               $15.125          $10.875
  2nd Quarter (ended July 26, 1997)                 15.250           11.375
  3rd Quarter (ended October 25, 1997)              16.250           13.000
  4th Quarter (ended January 24, 1998)              15.063           11.813

  Fiscal 1998                                        High              Low
  -----------                                        ----              ---
  1st Quarter (ended April 25, 1998)               $19.625          $14.063
  2nd Quarter (ended July 25, 1998)                 19.563           13.875
  3rd Quarter (ended October 24, 1998)              15.438            6.625
  4th Quarter (ended January 23, 1999)              12.500            8.875


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

         As of March 26, 1999, the Company had approximately 3,970 shareholders of record. On March 26, 1999, the closing price of the Company's Common Shares was $8.125.
                                      -14-

ITEM 6.        SELECTED FINANCIAL DATA

         Selected financial data as of and for the fiscal years ended January 23, 1999, January 24, 1998, January 25, 1997, January 27, 1996 and January 21,
1995 is set forth below:



(Dollars in millions, except per share and store data)

-----------------------------------------------------------------------------------------------------------------------------
                                                     FISCAL          FISCAL          FISCAL          FISCAL          FISCAL
                                                    1998 (1)          1997            1996          1995 (2)          1994
-----------------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA
Sales                                             $  4,337.8      $  3,765.4      $  3,179.3      $  2,542.5       $  1,841.2
Cost of merchandise sold, including
     buying and occupancy costs                      3,284.6         2,895.0         2,489.0         1,970.5          1,422.4
Computer segment asset write-off                        80.0            -               -                -                -
Gross profit                                           973.2           870.4           690.3           572.0            418.8
Operating income                                        86.7           145.9           105.5            86.3             55.6
Net income                                              48.6            89.6            68.8           125.8             30.4
Pro forma earnings per common share: (3)
     Basic                                              0.40            0.73            0.56            1.06             0.27
     Diluted                                            0.39            0.72            0.55            1.04             0.27
OTHER FINANCIAL AND OPERATING DATA
Percentage increase in sales                           15.2%           18.4%           25.0%           38.1%            29.5%
Comparable-store sales increase (4)                     0.4%            1.1%           11.0%           16.7%            17.0%
End of period stores                                     832             713             564             468              388
FINANCIAL POSITION
Working capital                                   $    501.1      $    561.5      $    473.4      $    499.4       $    211.9
Total assets                                         2,231.9         1,960.2         1,867.3         1,587.9          1,257.5
Total long-term debt, including capital
     lease obligations                                  17.7            19.0            20.0             -                0.3
Shareholders' equity                                 1,138.1         1,160.6         1,063.6           990.9            748.6



   (1) In conjunction with its decision to realign the Computer Business Segment, the Company recorded a non-recurring, non-cash, pre-tax charge of $79,950,000 in January 1999. The charge reduced net income by $49,889,000 or $0.41 per diluted share.
   (2) Net income and pro forma earnings per common share in fiscal 1995 include a $69.1 million, or $0.57 per share, after-tax gain from the sale of Corporate Express, Inc.
   (3) Pro forma earnings per Common Share data for fiscal 1994 gives effect to the issuance of all shares at the time of the Offering and the proceeds from the Offering paid to Kmart as if such transactions had taken place at the beginning of that period.
   (4) Comparable store sales include the sales of a store beginning on the first day of the 53rd week of its operation, except for 105 stores acquired from BizMart in March 1993. Stores acquired from BizMart were first included in the comparable store sales calculation on August 21, 1994 to correspond to the 53rd week following substantial completion of their remodeling, remerchandising and conversion to the OfficeMax name, merchandise presentation and store format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
  Consolidated Results

      Consolidated sales in fiscal 1998 advanced 15.2% to $4,337,768,000 from $3,765,444,000 in fiscal 1997. This followed an 18.4% increase in 1997 from $3,179,274,000 in fiscal 1996. The 1998 increase in consolidated sales was primarily due to the full year's sales from the 150 superstores opened during fiscal 1997, the additional partial year's sales from 120 superstores opened during fiscal 1998 and a 0.4% comparable-store sales increase. The comparable-store sales increase was negatively impacted by a 15.9% decrease in the average selling prices of fax machines, printers and copiers experienced by the Company's Core Business Segment and a 26.3% decrease in average selling prices experienced by the Company's Computer Business Segment. Comparable store sales in fiscal 1997 increased 1.1% from fiscal 1996. The Company opened 96 new stores during fiscal 1996.

      Cost of merchandise sold, including buying and occupancy costs and excluding the non-recurring computer segment asset write-off recorded during the fourth quarter of fiscal 1998, decreased as a percentage of sales to 75.7% in fiscal 1998 from 76.9% in fiscal 1997 and 78.3% in fiscal 1996. Correspondingly, gross profit, excluding the non-recurring computer segment asset write-off, was 24.3% for fiscal 1998 versus 23.1% and 21.7% for fiscal years 1997 and 1996, respectively. The gross profit increases in fiscal 1998 and 1997 were primarily due to enhanced marketing of higher margin items in the Company's Core Business Segment and a reduction in the number of low margin computer promotions in the Company's Computer Business Segment. Including the non-recurring computer segment asset write-off, cost of merchandise sold, including buying and occupancy costs, was $3,364,532,000 or 77.6% of sales for fiscal 1998. Gross profit for fiscal 1998, including the non-recurring charge was 22.4% of sales.

      Store operating and selling expenses, which consist primarily of store payroll, operating and advertising expense, increased to 17.5% of sales in fiscal 1998 from 16.3% of sales in fiscal 1997 and 15.8% of sales in fiscal 1996. The increases in fiscal 1998 and fiscal 1997 were primarily due to the increase in the number of stores opened for less than one year. New stores typically begin to leverage various fixed cost components during their second or third year of operations as sales increase. The increase in fiscal 1998 was also attributable to costs incurred to upgrade the Company's fleet of self-service copiers throughout all of the Company's stores with enhanced CopyMax features.

      Pre-opening expenses were $11,851,000, $15,512,000 and $10,649,000 in fiscal 1998, fiscal 1997 and fiscal 1996, respectively, primarily reflecting 120, 150 and 96 new superstore openings. Pre-opening expenses, which consist primarily of store payroll, supplies and grand opening advertising, averaged approximately $85,000 per OfficeMax superstore during fiscal 1998 and fiscal 1997 versus approximately $75,000 per OfficeMax superstore in fiscal 1996. Also during fiscal 1998, the Company opened its PowerMax I distribution facility in Las Vegas, Nevada for which the Company incurred pre-opening expenses of $980,000. Pre-opening expenses increase when certain enhanced CopyMax or FurnitureMax features are included in a superstore. During fiscal 1998, 12 superstores were opened with enhanced CopyMax or FurnitureMax features versus 103 and 136 superstores opened with enhanced CopyMax or FurnitureMax features during fiscal 1997 and fiscal 1996, respectively. Pre-opening expenses for these enhanced features averaged approximately $25,000 to $35,000 per unit in fiscal 1998, 1997 and 1996.

      General and administrative expenses increased as a percentage of sales to 2.4% in fiscal 1998 from 2.3% and 1.9% in fiscal years 1997 and 1996, respectively. This increase reflects the Company's continuing efforts to enhance its infrastructure to support planned growth both in the United States and internationally. The infrastructure enhancements include efforts to strengthen the Company's management team and the Company's information technology ("IT") initiatives. The Company is in the process of implementing the SAP system. The SAP system is a fully integrated Enterprise Resource Planning platform that will automate and integrate the Company's business processes. The conversion to the first module of SAP occurred on November 30, 1998.

      Goodwill amortization was $9,390,000 in fiscal years 1998, 1997 and 1996. Goodwill is capitalized and amortized over 40 years using the straight-line method.

         As a result of the foregoing factors, operating income for fiscal 1998, excluding the non-recurring computer segment asset write-off, increased to $166,642,000 or 3.8% of sales, as compared to operating income of $145,917,000 and $105,456,000, or 3.9% and 3.3% of sales, for fiscal years 1997 and 1996, respectively. Including the non-recurring computer segment asset write-off, operating income was $86,692,000 or 2.0% of sales in fiscal 1998.

         Interest expense was $5,681,000 in fiscal year 1998 as compared to interest income of $514,000 and $7,485,000 in fiscal years 1997 and 1996, respectively. The increase in interest expense in fiscal 1998 was primarily due to increased borrowings used to fund the Company's expansion plans, seasonal inventory requirements and stock repurchase program. Interest income in 1996 was primarily due to interest earned on cash received from the Company's July 20, 1995 public offering and the sale of its interest in the contract stationer, Corporate Express, Inc. on September 10, 1995.

         Income taxes were $32,391,000 in fiscal 1998, $56,811,000 in fiscal 1997 and $44,136,000 in fiscal 1996 with effective tax rates of 40.0%, 38.8% and 39.1%, respectively. The effective tax rates for all three years were different from the statutory income tax rate as a result of tax exempt interest, state and local income taxes, and non-deductible goodwill amortization expense.

         As a result of the foregoing factors, net income for fiscal 1998, excluding the non-recurring computer segment asset write-off was $98,509,000 or 2.3% of sales as compared to $89,620,000 or 2.4% of sales in fiscal 1997 and $68,805,000 or 2.2% of sales in fiscal 1996. The non-recurring computer segment asset write-off reduced net income by $49,889,000.

BUSINESS SEGMENTS
  Core Business Segment

Sales for the Core Business Segment increased 20.2% to $4,000,846,000 in fiscal 1998 from $3,328,976,000 in fiscal 1997. Sales for this business segment increased 21.0% in fiscal 1997 from $2,751,987,000 in fiscal 1996. The increase in fiscal 1998 was due to the additional stores opened in fiscal years 1998 and 1997 and a comparable store sales increase of 6.0%. Declines in average selling prices for fax machines, printers and copiers reduced the Core Business Segment's comparable sales increase by 1.9%. Core Business Segment comparable store sales in fiscal 1997 increased 2.4% from fiscal 1996.

Cost of merchandise sold, including buying and occupancy costs for the Core Business Segment decreased as a percentage of sales to 73.9% in fiscal 1998 from 74.0% and 75.2% in fiscal years 1997 and 1996, respectively. Correspondingly, gross profit for the Core Business Segment increased to $1,043,854,000 or 26.1% of sales in fiscal 1998 as compared to $864,598,000 or 26.0% of sales in fiscal 1997 and $682,066,000 or 24.8% of sales in fiscal 1996. The gross profit increase in fiscal 1998 was primarily due to the Company's chain-wide space reallocation program which provided for expanding the office supply merchandise assortment by nearly 1,000 SKUs and moving these products to a more prominent position within the store. The decline in average selling price of fax machines, printers and copiers partially offset the gains from the space reallocation program. The gross profit increase in fiscal 1997 was primarily due to enhanced marketing of higher margin office supply and furniture merchandise.

Operating income for the Core Business Segment increased to $183,163,000 in fiscal 1998 from $152,078,000 in fiscal 1997 and $122,501,000 in fiscal 1996.

Net income for the Core Business Segment increased to $111,496,000 in fiscal 1998 from $96,130,000 and $80,954,000 in fiscal years 1997 and 1996, respectively.

  Computer Business Segment

         Sales for the Computer Business Segment decreased 22.8% to $336,922,000 in fiscal 1998 from $436,468,000 in fiscal 1997. A decline in average selling prices for the Computer Business Segment contributed to a 42.4% comparable store sales decrease. The comparable store sales decrease was partially offset by the additional sales from stores opened during fiscal years 1998 and 1997. Sales for this business segment increased 2.1% in fiscal 1997 from $427,287,000 in fiscal 1996.

         Cost of merchandise sold, including buying and occupancy costs and excluding the non-recurring computer segment asset write-off, decreased as a percentage of sales to 97.2% in fiscal 1998 from 98.7% and 98.1% in fiscal years 1997 and 1996, respectively. Gross profit, excluding the non-recurring charge was 2.8% of sales in fiscal 1998 as compared to 1.3% and 1.9% of sales in fiscal 1997 and 1996, respectively. This gross profit improvement in fiscal 1998 was primarily due to the Company's deliberate decision to forgo low-margin computer promotions compared to prior years.

         In conjunction with its decision to realign the Computer Business Segment, the Company recorded a non-recurring, non-cash, pre-tax charge of $79,950,000 during January 1999. The charge accounted for the liquidation of existing, discontinued computer inventory. In addition, the charge provided for the impairment of prepaid expenses and other assets directly related to the Computer Business Segment. Including the non-recurring charge, cost of merchandise sold, including buying and occupancy costs, was 121.0% of sales.

         Operating loss for the Computer Business Segment, excluding the non-recurring computer segment asset write-off, was $16,521,000 in fiscal 1998, as compared to $6,161,000 in fiscal 1997 and $17,045,000 in fiscal 1996. Including the non-recurring charge, operating loss was $96,471,000 in fiscal 1998.

         Net loss for the Computer Business Segment, excluding the non-recurring computer segment asset write-off, was $12,987,000 in fiscal 1998. The non-recurring charge increased the Computer Business Segment net loss by $49,889,000. Net loss for the Computer Business Segment was $6,510,000 in fiscal 1997 and $12,149,000 in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities generated $31,011,000 of cash during fiscal 1998, which is an increase of $124,646,000 over the prior year. Increases in accounts payable and accrued liabilities were the primary source of the year-over-year increase. Major uses of working capital included an increase in inventories and accounts receivable of $168,533,000 and $49,350,000, respectively. The increase in inventory was due to the additional 120 superstores opened during fiscal 1998 and the build-up of merchandise for the Company's PowerMax I facility. Same-store inventory levels decreased 6% in fiscal 1998 and accounts payable leverage as a percent of inventory increased from 46% at January 24, 1998 to 50% at January 23, 1999. The decrease in comparable-store inventory and the improvement in accounts payable leverage are primarily due to the Company's supply-chain management initiatives. The increase in accounts receivable was due to increased vendor funding based on higher merchandise purchase volumes. Net cash used by operations was $56,603,000 in fiscal 1996.

         Net cash used for investing activities, primarily capital expenditures for new and remodeled stores, was $125,063,000 in fiscal 1998 as compared to $103,217,000 in fiscal 1997 and $106,748,000 in fiscal 1996. Capital expenditures were $120,760,000, $125,804,000 and $101,039,000 in fiscal years
1998, 1997 and 1996, respectively.

         Net cash provided by financing was $94,733,000 in fiscal 1998. Current year financing activities primarily represent borrowings under the Company's credit facilities and the payment of $77,499,000 for treasury stock purchases.

         In fiscal 1999, the Company plans to open approximately 100 new OfficeMax superstores in the United States, up to five new OfficeMax PDQ locations and additional delivery and distributions facilities. The Company also expects to remodel nearly 70 existing superstores. Management estimates that the Company's cash requirements for opening or remodeling a superstore, exclusive of pre-opening expenses, will be approximately $1,075,000 and $210,000, respectively. For an OfficeMax superstore, the requirements include an average of approximately $425,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $650,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $85,000 for an OfficeMax superstore. In select cases, that average is expected to increase by approximately $30,000 when certain enhanced CopyMax or FurnitureMax features are included.

         On August 13, 1998, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its common shares on the open market, doubling its previous authorization. At the end of fiscal 1998, the Company had purchased a total of 8,235,000 shares at a cost of $78,778,000. This included systematic purchases of shares to cover potential dilution from the future issuance of shares under the Company's equity-based incentive plans. Future purchases of common shares will depend on the Company's obligation under its equity-based incentive plans, its cash position and market conditions.

         The Company is a party to litigation it initiated in October 1997 in the United States District Court for the Northern District of Ohio against Ryder arising out of Ryder's failure to fulfill certain payment guarantees pursuant to the terms of the Company's logistics service agreement with Ryder. The Company terminated the logistics service agreement in June 1997 based on numerous claims against Ryder under the agreement including, among others, Ryder's refusal to honor its cost guarantees and its failure to return overpayments to the Company. During the course of the agreement, the Company recorded receivables from Ryder of approximately $19,000,000 representing overpayments due from Ryder pursuant to the terms of the agreement. In January 1998, Ryder filed a counterclaim against the Company alleging damages arising from the Company's termination of the agreement in the amount of approximately $75,000,000. The Company believes the counterclaim is without merit and intends to vigorously defend against such counterclaim.

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

         The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings will be sufficient to finance its operations and capital requirements, including its expansion strategy. The Company has a $500,000,000 revolving credit facility available through June 2002, under which $135,000,000 of borrowings were outstanding as of January 23, 1999. In addition, the Company has uncommitted bank lines of credit of up to $32,000,000, of which $9,700,000 was outstanding at January 23, 1999.

SEASONALITY AND INFLATION

         The Company's business is somewhat seasonal with sales and operating income higher in the third and fourth quarters, which include the Back-to-School period and the holiday selling season, respectively, followed by the traditional new year office supply restocking month of January. Sales in the second quarter's summer months are historically the slowest of the year primarily because of lower office supplies consumption during the summer vacation period. Management believes inflation has not had a material effect on the Company's financial condition or operating results for the periods presented and, in fact, has experienced deflation for items such as fax machines, printers, copiers and computers.

YEAR 2000 READINESS

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Time-sensitive computer programs may recognize "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company is engaged in a company-wide project to address the Year 2000 Issue. The scope of the Company's Year 2000 project includes: (a) identifying and taking appropriate corrective action to remedy the Company's software, hardware and imbedded technology; (b) working with key third parties with which the Company does business electronically to ensure that such business is not adversely affected by the Year 2000 Issue; and (c) contacting other third parties and requesting assurances that such parties and their products will be Year 2000 compliant on a timely basis. The Company has assembled a Year 2000 project team that is responsible for overseeing the Company's Year 2000 compliance process and ensuring that there are no major interruptions in the Company's operations as a result of the Year 2000 Issue. The project team includes members of the Company's senior management, as well as outside contractors and consultants. The project team provides regular updates to the Company's Board of Directors.

         The Company has identified both mission critical Year 2000 issues (primarily hardware, operating systems and application systems used in day-to-day operations) and non-mission critical Year 2000 issues related to facilities and product support. The Company is in the process of implementing the SAP system which is expected to resolve potential mission critical problems related to the Year 2000 Issue. However, there can be no assurance that the SAP system will be successfully implemented on a timely basis. Accordingly, as a precautionary measure, all current legacy systems scheduled to be replaced by the SAP system are also in the process of being upgraded to Year 2000 compliant versions. The Company expects to complete its compliance process for mission critical systems by the end of its third fiscal quarter of 1999.

         The Company has determined that it will be required to modify or replace other portions of its software, hardware and imbedded technology, which are not considered mission critical systems, so that they will function properly with respect to the year 2000 and thereafter. The Company's target for completing its compliance process for non-mission critical systems is also the end of its third fiscal quarter of 1999.

         Currently, the Company estimates it has completed 55% of its compliance process for both mission critical and non-mission critical systems and issues. The Company is in the process of developing formal contingency plans in the event that any of its mission critical or non-mission critical Year 2000 issues are not resolved in a timely manner.

         The Company is directly working with key third parties with which the Company does business electronically to remediate and test affected systems. The Company is also in the process of contacting other third parties, including product suppliers, to identify other potential Year 2000 issues. The Company intends to either resolve any issues identified or develop appropriate contingency plans.

         All costs and expenses incurred relating to the Year 2000 Issue are charged against income on a current basis. Based on the Company's most recent evaluation, including internal expenses, the total cost of the Company's Year 2000 project is expected to be approximately $5,000,000, of which approximately $1,800,000 has been incurred through January 23, 1999.

         Management's estimates regarding the expected completion dates and cost involved in the Company's Year 2000 project are based on various assumptions regarding future events, including the availability of resources, the success of third parties in addressing their own Year 2000 issues, and other factors. There are significant risks to the Company if the actual completion dates or costs differ materially from expected completion dates and costs. These risks include the need to process transactions manually at significant costs to the Company, significant delays in obtaining key operational data for analysis, the inability to process customer orders, pay vendors, settle receivables or procure merchandise for resale on a timely basis and to perform other critical business functions which could have a material adverse effect on the Company's financial position and the results of its operations. Further, the Company cannot reasonably estimate the impact on the Company of key third parties not successfully addressing their own Year 2000 issues.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") which is required to be adopted in fiscal years beginning after June 15, 1999. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of the new pronouncement will be on the earnings and financial position of the Company.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk, principally interest rate risk and foreign exchange risk.

         Interest earned on the Company's cash equivalents and short-term investments, as well as interest paid on its debt and lease obligations, are sensitive to changes in interest rates. The Company's long-term debt is principally variable rate debt, while the interest component of its operating leases is generally fixed. The Company manages its interest rate risk by maintaining a combination of fixed and variable rate debt. The Company has entered into an interest rate swap agreement to fix the interest rate associated with the mortgage on its corporate headquarters. The Company believes its potential exposure to interest rate risk is not material to the Company's financial position or the results of its operations.

         The Company is exposed to foreign currency exchange risk through its joint venture partnerships in Mexico, Japan and Brazil. The Company has not entered into any derivative financial instruments to hedge this exposure, and believes its potential exposure is not material to the Company's financial position or the results of its operations.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements on page F-1. Supplementary quarterly financial information for the Company is included in
Note 11 of Notes to Consolidated Financial Statements.

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


ITEM 11.       EXECUTIVE COMPENSATION

         The information required by Item 11 is contained on pages 6 through 12 of the Proxy Statement and under the captions "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement which information is incorporated herein by reference.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is contained on pages 3 and 4 of the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement which information is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is contained on pages 11 and 12 of the Proxy Statement under the caption "Certain Relationships and Related Transactions" which information is incorporated herein by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

         See Index to Consolidated Financial Statements on page F-1.

(a)(2) Financial Statement Schedules:

         None

(a)(3) Exhibits:

         See Exhibit Index on pages 25 and 26 of this report.

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OFFICEMAX, INC.


DATE:  April 8, 1999                            By: /s/ Michael Feuer
                                                   -------------------
                                                    Michael Feuer, Chairman
                                                    and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael Feuer                                   Chairman and Chief                      April 8, 1999
--------------------                                 Executive Officer and Director
Michael Feuer                                        (Principal Executive Officer)

/s/ Jeffrey L. Rutherford                           Executive Vice President, Chief         April 8, 1999
---------------------------                          Financial Officer (Principal
Jeffrey L. Rutherford                                Financial and Accounting Officer)


/s/ Raymond L. Bank                                 Director                                April 8, 1999
---------------------
Raymond L. Bank

/s/ Burnett W. Donoho                               Director                                April 8, 1999
-----------------------
Burnett W. Donoho

/s/ Carl D. Glickman                                Director                                April 8, 1999
-----------------------
Carl D. Glickman

/s/ James F. McCann                                 Director                                April 8, 1999
-------------------
James F. McCann

/s/ Sydell L. Miller                                Director                                April 8, 1999
--------------------
Sydell L. Miller

/s/ Ivan J. Winfield                                Director                                April 8, 1999
--------------------
Ivan J. Winfield



                                  EXHIBIT INDEX
                                  -------------

                                                                                                     Incorporation
Exhibit No.           Description of Exhibit                                                         by Reference
-----------           ----------------------                                                         ------------

   3.1             Second Amended and Restated Articles of Incorporation of the Company.                       (3)

   3.2             Code of Regulations of the Company.                                                         (3)

   4.1             Specimen Certificate for the Common Shares.                                                 (1)

  10.1             Credit Agreement dated as of July 3, 1997 by and among the Company, the lenders             (6)
                   party thereto, the co-agents party thereto, KeyBank National Association, as documentation agent, and The Bank of New York, as administrative agent and as swing line lender.

  10.2             Mortgage Loan Agreement dated November 6, 1996 by and between the Company and               (5)
                   KeyBank National Association.

* 10.3             Amended and  Restated  Employment  Agreement  dated as of October 13, 1998 by and between
                   Michael Feuer and the Company (filed herewith).

  10.4             Share purchase agreement dated August 25, 1995 by and among the Company,                    (4)
                   Corporate Express, Inc. and Synergom, Inc. relating to the purchase by
                   Corporate Express from OfficeMax of the outstanding Corporate Express Common
                   Stock owned by OfficeMax.

* 10.5             OfficeMax Employee Share Purchase Plan.                                                     (1)

* 10.6             OfficeMax Management Share Purchase Plan.                                                   (1)

* 10.7             OfficeMax Director Share Plan.                                                              (1)

* 10.8             OfficeMax Amended and Restated Equity-Based Award Plan.                                     (7)

* 10.9             OfficeMax Annual Incentive Bonus Plan.                                                      (7)

  10.10            Lease Guaranty, Indemnification and Reimbursement Agreement dated November 9,               (2)
                   1994 between the Company and Kmart Corporation.

* 10.11            Forms of Severance Agreements.                                                              (7)

* 10.12            Schedule of certain executive officers who are parties to the Severance
                   Agreements in the forms referred to in Exhibit 10.11 (filed herewith).

   21              List of Subsidiaries.                                                                       (5)

   23              Consent of Independent Accountants (filed herewith).

   27.1            Financial Data Schedule for fiscal year ended January 23, 1999 (filed herewith).

   27.2            Restated Financial Data Schedule for fiscal year ended January 24, 1998 (filed herewith).

   99.1            Statement Regarding Forward Looking Information (filed herewith).

(1) Included as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-83528) and incorporated herein by reference.

(2) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 22, 1994, and incorporated herein by reference.

(3) Included as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 21, 1995, and incorporated herein by reference.

(4) Included as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1996, and incorporated herein by reference.

(5) Included as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 25, 1997, and incorporated herein by reference.

(6) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 25, 1997, and incorporated herein by reference.

(7) Included as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 24, 1998, and incorporated herein by reference.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                 OFFICEMAX, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                   ----

               Report of Management                                                                F - 2

               Report of Independent Accountants                                                   F - 2

               Consolidated  Statements  of Income - Fiscal years ended January 23, 1999,
                        January 24, 1998 and January 25, 1997                                      F - 3

               Consolidated Balance Sheets - January 23, 1999 and January 24, 1998                 F - 4

               Consolidated  Statements  of Cash Flows - Fiscal  years ended  January 23,
                        1999, January 24, 1998 and January 25, 1997                                F - 5

               Consolidated Statements of Changes in Shareholders' Equity -
                        Fiscal years ended January 23, 1999, January 24, 1998
                        and January 25, 1997                                                       F - 6

               Notes to Consolidated Financial Statements                                          F - 7

                              REPORT OF MANAGEMENT

         Responsibility for the integrity and objectivity of the financial information presented in this Annual Report on Form 10-K rests with OfficeMax management. The financial statements of OfficeMax, Inc. and its subsidiaries were prepared in conformity with generally accepted accounting principles, applying certain estimates and judgements as required.

         OfficeMax has established and maintains a system of internal controls designed to provide reasonable assurance that the books and records reflect the transactions of the Company and that its established policies and procedures are carefully followed. This system is based on written procedures, policies and guidelines, organizational structures that provide an appropriate division of responsibility, a program of internal audit and the careful selection and training of qualified personnel.

         PricewaterhouseCoopers LLP, independent accountants, examined the financial statements and their report is presented below. Their opinion is based on an examination which provides an independent, objective review of the way OfficeMax fulfills its responsibility to publish statements which present fairly its financial position and operating results. They obtain and maintain an understanding of the Company's accounting and reporting controls, test transactions and perform related auditing procedures as they consider necessary to arrive at an opinion on the fairness of the financial statements. While the independent accountants make extensive reviews of procedures, it is neither practicable nor necessary for them to test a large portion of the daily transactions.

         The Board of Directors pursues its oversight responsibility for the financial statements through its Audit Committee, composed of Directors who are not associates of the Company. The Committee meets periodically with the independent accountants, representatives of management and internal auditors to assure that all are carrying out their responsibilities. To assure independence, PricewaterhouseCoopers and the internal auditors have full and free access to the Audit Committee, without Company representatives present, to discuss the results of their examinations and their opinions on the adequacy of internal controls and the quality of financial reporting.

/s/Michael Feuer                        /s/Jeffrey L. Rutherford
----------------                        ------------------------
Michael Feuer                           Jeffrey L. Rutherford
Chairman of the Board &                 Executive Vice President,
Chief Executive Officer                 Chief Financial Officer



                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of OfficeMax, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OfficeMax, Inc. and its subsidiaries (the "Company") at January 23, 1999 and January 24, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 23, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
March 4, 1999

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

===========================================================================================================
                                                            JANUARY 23,       JANUARY 24,     JANUARY 25,
FISCAL YEAR ENDED                                              1999              1998            1997
===========================================================================================================

Sales                                                      $   4,337,768    $   3,765,444   $   3,179,274
Cost of sales, including buying and
     occupancy costs                                           3,284,582        2,895,084       2,489,016
Computer segment asset write-off                                  79,950             -               -
                                                           ----------------------------------------------
                                                               3,364,532        2,895,084       2,489,016

Gross profit                                                     973,236          870,360         690,258

Store operating and selling expenses                             761,122          614,890         503,161
Pre-opening expenses                                              11,851           15,512          10,649
General and administrative expenses                              104,181           84,651          61,602
Goodwill amortization                                              9,390            9,390           9,390
                                                           ----------------------------------------------
Total operating expenses                                         886,544          724,443         584,802
                                                           ----------------------------------------------

Operating income                                                  86,692          145,917         105,456
Interest income (expense), net                                    (5,681)             514           7,485
                                                           ----------------------------------------------
Income before income taxes                                        81,011          146,431         112,941
Income taxes                                                      32,391           56,811          44,136
                                                           ----------------------------------------------
Net income                                                 $      48,620    $      89,620   $      68,805
                                                           ==============================================

EARNINGS PER COMMON SHARE DATA:
   Basic earnings per common share                         $        0.40    $        0.73   $        0.56
                                                           ==============================================
   Diluted earnings per common share                       $        0.39    $        0.72   $        0.55
                                                           ==============================================

   Weighted average number of common shares outstanding:
   Basic number of common shares outstanding                 122,240,000      123,213,000     122,877,000
                                                           ==============================================
   Diluted number of common shares outstanding               123,751,000      125,196,000     125,133,000
                                                           ==============================================

See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

=============================================================================
                                                  JANUARY 23,   JANUARY 24,
                                                    1999           1998
=============================================================================
ASSETS
Current Assets:
     Cash and equivalents                        $    67,482    $    66,801
     Accounts receivable, net of allowances of
         $824 and $837, respectively                 141,800         92,450
     Merchandise inventories                       1,254,761      1,086,228
     Other current assets                             39,600         37,255
                                                 -----------    -----------
           Total current assets                    1,503,643      1,282,734
Property and Equipment:
     Buildings and land                               19,223         19,212
     Leasehold improvements                          183,320        172,878
     Furniture and fixtures                          381,151        287,728
                                                 -----------    -----------
     Total property and equipment                    583,694        479,818
     Less: Accumulated depreciation and
         amortization                               (230,446)      (167,965)
                                                 -----------    -----------
     Property and equipment, net                     353,248        311,853
Other assets and deferred charges                     60,040         41,280
Goodwill, net of accumulated amortization
    of $60,621 and $51,231, respectively             314,965        324,355
                                                 ===========    ===========
                                                 $ 2,231,896    $ 1,960,222
                                                 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable - trade                    $   625,810    $   496,619
     Accrued expenses and other liabilities          121,441        128,674
     Accrued salaries and related expenses            50,704         38,669
     Taxes other than income taxes                    58,638         55,953
     Credit facilities                               144,700              -
     Mortgage loan, current portion                    1,300          1,300
                                                 -----------    -----------
           Total current liabilities               1,002,593        721,215
Mortgage loan                                         16,425         17,725
Other long-term liabilities                           74,736         60,637
                                                 -----------    -----------
           Total liabilities                       1,093,754        799,577
                                                 -----------    -----------

Commitments and contingencies                              -              -
Shareholders' Equity:
     Common stock without par value;
         200,000,000 shares authorized;
         124,988,442 and 124,370,209 shares
         issued and outstanding, respectively        868,321        861,991
     Deferred stock compensation                        (260)          (306)
     Retained earnings                               348,859        300,239
     Less: Treasury stock, at cost                   (78,778)        (1,279)
                                                 -----------    -----------
           Total shareholders' equity              1,138,142      1,160,645
                                                 -----------    -----------
                                                 $ 2,231,896    $ 1,960,222
                                                 ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

====================================================================================================================
                                                             JANUARY 23,         JANUARY 24,          JANUARY 25,
FISCAL YEAR ENDED                                               1999                1998                  1997
====================================================================================================================

OPERATIONS
Net income                                             $        48,620      $        89,620      $        68,805
Adjustments to reconcile net income to net cash
      from operating activities:
    Depreciation and amortization                               73,863               67,320               51,613
    Deferred income taxes                                      (16,235)               3,804               (2,529)
    Increase in other long-term liabilities                     14,099                7,532                5,855
    Other - net                                                     79               (3,090)             (14,974)
Changes in current assets and current liabilities:
    (Increase) in inventories                                 (168,533)            (191,821)            (258,196)
    Increase in accounts payable                               106,689                2,598              109,522
    (Increase) decrease in accounts receivable                 (49,350)             (68,378)               2,967
    Increase (decrease) in accrued liabilities                  21,779               (1,220)             (19,666)
                                                    --------------------------------------------------------------

        Net cash provided by (used for) operations              31,011              (93,635)             (56,603)
                                                    --------------------------------------------------------------

INVESTING
    Capital expenditures                                      (120,760)            (125,804)            (101,039)
    Proceeds from the sale of equipment                              -               27,675                    -
    Other - net                                                 (4,303)              (5,088)              (5,709)
                                                    --------------------------------------------------------------

        Net cash (used for) investing                         (125,063)            (103,217)            (106,748)
                                                    --------------------------------------------------------------

FINANCING
    Reduction in capital lease obligations                           -                    -                  (16)
    Increase in revolving credit facilities                    144,700                    -                    -
    Proceeds from mortgage loan                                      -                    -               20,000
    Payments of mortgage principal                              (1,300)                (975)                   -
    Increase in overdraft balances                              22,502                3,604               32,290
    Purchase of treasury stock                                 (77,499)              (1,279)                   -
    Proceeds from issuance of common stock, net                  6,330                4,192                3,325
                                                    --------------------------------------------------------------

        Net cash provided by financing                          94,733                5,542               55,599
                                                    --------------------------------------------------------------

Net increase (decrease) in cash and equivalents                    681             (191,310)            (107,752)
Cash and equivalents, beginning of period                       66,801              258,111              365,863
                                                    --------------------------------------------------------------

Cash and equivalents, end of period                    $        67,482      $        66,801       $      258,111
                                                    ==============================================================

  See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands)

================================================================================================================================
                                             COMMON SHARES            DEFERRED STOCK      RETAINED      TREASURY
                                     -------------------------------
                                         SHARES          AMOUNT        COMPENSATION       EARNINGS        STOCK         TOTAL
================================================================================================================================
BALANCE AT JANUARY 27, 1996             123,496,170     $   850,557      $     (1,482)    $   141,814   $       -    $  990,889
Issuance of common shares under
    director plan                            18,749             212              (150)              -           -            62
Exercise of stock options
    (including tax benefit)                 164,980             926                 -               -           -           926
Sale of shares under management
    share purchase plan (including
    tax benefit)                             (7,848)            681              (475)              -           -           206
Sale of shares under employee
    share purchase plan (including
    tax benefit)                             94,563           1,718                 -               -           -         1,718
Amortization of deferred
    compensation                                  -               -               958               -           -           958
Net income                                        -               -                 -          68,805           -        68,805
                                     -------------------------------------------------------------------------------------------
BALANCE AT JANUARY 25, 1997             123,766,614         854,094            (1,149)        210,619           -     1,063,564
Issuance of common shares under
    director plan                            12,445             176              (150)              -           -            26
Exercise of stock options
    (including tax benefit)                 526,167           5,071                 -               -           -         5,071
Sale of shares under management
    share purchase plan (including
    tax benefit)                            (13,236)          1,692                 -               -           -         1,692
Sale of shares under employee
    share purchase plan (including
    tax benefit)                             78,219             958                 -               -           -           958
Amortization of deferred
    compensation                                  -               -               993               -           -           993
Treasury stock purchased (100,000
    shares)                                       -               -                 -               -      (1,279)       (1,279)
Net income                                        -               -                 -          89,620           -        89,620
                                     -------------------------------------------------------------------------------------------
BALANCE AT JANUARY 24, 1998             124,370,209         861,991              (306)        300,239      (1,279)    1,160,645
Issuance of common shares under
    director plan                            14,114             175              (141)              -           -            34
Exercise of stock options
    (including tax benefit)                 472,988           4,550                 -               -           -         4,550
Sale of shares under management
    share purchase plan (including
    tax benefit)                             45,572             652              (113)              -           -           539
Sale of shares under employee
    share purchase plan (including
    tax benefit)                             85,559             953                 -               -           -           953
Amortization of deferred
    compensation                                  -               -               300               -           -           300
Treasury stock purchased
    (8,135,000 shares)                            -               -                 -               -      (77,499)     (77,499)
Net income                                        -               -                 -          48,620           -        48,620
                                     ===========================================================================================
BALANCE AT JANUARY 23, 1999             124,988,442     $   868,321      $       (260)    $   348,859   $  (78,778)  $1,138,142
                                     ===========================================================================================

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         OfficeMax, Inc. ("OfficeMax" or the "Company") operates a chain of high-volume, deep-discount office products superstores. At January 23, 1999, the Company owned and operated 832 stores in 49 states and Puerto Rico as well as 17 delivery centers and two national call centers throughout the United States which service the Company's catalog and direct marketing customers. Through joint venture partnerships, the Company also operates on an international basis including locations in Mexico and Japan. The joint ventures operate OfficeMax superstores similar to those in the United States.

BASIS OF PRESENTATION

         The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates representing 20%-50% of the ownership of such companies for which the Company has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Investments in affiliates, representing less than 20% of the ownership of such companies, are accounted for under the cost method and loans, which the Company makes from time to time to these affiliates, are recorded in other assets or accounts receivable.
         The Company has two reportable business segments: the Core Business Segment and the Computer Business Segment. The Core Business Segment includes office supplies, business machines, peripherals, print-for-pay services and office furniture. The Computer Business Segment includes desktop and laptop personal computers and computer monitors.

         The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal years 1998, 1997 and 1996 ended on January 23, 1999, January 24, 1998 and January 25, 1997, respectively.

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

         Marketable securities are classified as held-to-maturity. The Company had no marketable securities at January 23, 1999. Such securities totaled $6,500,000 at January 24, 1998 and consisted primarily of investments in commercial paper, government securities and repurchase agreements with maturities of 90 days or less.

INVENTORIES

         Inventories are valued at the lower of average cost or market.

ACCOUNTS RECEIVABLE

         Accounts receivable consists primarily of amounts due from vendors under rebate, cooperative advertising and other contractual programs and trade receivables not financed through outside programs. The Company has an arrangement with a financial services company (the "Issuer") whereby the Issuer manages the Company's private label credit card programs. The credit card accounts, and receivables generated thereby, are owned by the Issuer. Under the terms of the agreement, the Issuer charges the Company a fee to cover the Issuer's cost of providing credit and collecting the receivables which are non-recourse to the Company.

ADVERTISING

         Advertising costs are either expensed or capitalized and amortized in proportion to related revenues. The total amount capitalized in accordance with the provisions of Statement of Position 93-7 issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants was $5,891,000 and $8,786,000 at January 23, 1999 and January 24, 1998,
respectively. These amounts relate to the Company's catalog and other direct response advertising and are amortized over the six month period during which the merchandise contents and pricing are valid. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of certain advertising costs. Advertising expense, net of vendor reimbursements, was $88,769,000, $87,590,000 and $79,549,000 for
fiscal 1998, 1997 and 1996, respectively.

INCOME TAXES

         The Company uses the liability method whereby income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities.

PROPERTY AND EQUIPMENT

         Components of property and equipment are recorded at cost and depreciated over their respective estimated useful lives using the straight-line method for financial statement purposes and accelerated methods for income tax purposes. All store properties are leased, and improvements are amortized over the lesser of the term of the lease or 20 years. Other annual rates used in computing depreciation are 13%-20% for store fixtures and equipment and 14%-33% for other fixtures and equipment.

GOODWILL

         Goodwill is amortized over 40 years using the straight-line method. The Company evaluates the recoverability of goodwill and reviews the amortization period on an annual basis. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company assesses the recoverability of its long-lived assets, including goodwill, by determining whether the amortization of the remaining balance of an asset over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the asset would be reduced.

CURRENT LIABILITIES

         Under the Company's cash management system, checks issued pending clearance result in overdraft balances for accounting purposes and are included in the accounts payable balance. The amounts reclassified were $133,423,000 and $110,921,000 for fiscal years 1998 and 1997, respectively.

FINANCIAL INSTRUMENTS

         The recorded value of the Company's financial instruments, which includes short term securities, accounts receivable, accounts payable, revolving credit facilities and mortgage payable, approximates fair value. Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash investments. The Company invests its excess cash in high-quality securities placed with major banks and financial institutions. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity.

REVENUE RECOGNITION

         The Company recognizes revenue when the earnings process is complete, generally at the point-of-sale to a customer or upon delivery to a customer.

PRE-OPENING EXPENSES

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. Prior to fiscal 1998, the Company expensed costs associated with the opening of a new store during the first month of the store's operations. The Company adopted the provisions of SOP 98-5 in its financial statements for the year ended January 23, 1999. The effect of adoption was not significant to the Company's results of operations.

STOCK BASED COMPENSATION

         Effective January 27, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). As provided for under FAS 123, the Company has elected to continue to account for stock based compensation under the provisions of Accounting Principles Boards (`APB') Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in FAS 123 had been applied, are presented in Note 9 of Notes to Consolidated Financial Statements.

EARNINGS PER COMMON SHARE

         Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective for fiscal 1997. FAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all potentially dilutive common stock equivalents. Earnings per share data for all prior years have been recalculated to reflect the provisions of FAS 128.

         A reconciliation of the basic and diluted per share computations is as follows:

                                                                                                           PER SHARE
(Dollars in thousands, except per share data)                       INCOME              SHARES              AMOUNT
======================================================================================================================
FISCAL 1998
Earnings per share of common stock - Basic                      $      48,620             122,240       $        0.40
Effect of dilutive securities:
    Stock options                                                                             714
    Restricted stock units                                                                    797
                                                               ---------------     ---------------     ---------------
Earnings per share of common stock - Diluted                    $      48,620             123,751       $        0.39
                                                               ---------------     ---------------     ---------------
FISCAL 1997
Earnings per share of common stock - Basic                      $      89,620             123,213       $        0.73
Effect of dilutive securities:
    Stock options                                                                           1,224
    Restricted stock units                                                                    759
                                                               ---------------     ---------------     ---------------
Earnings per share of common stock - Diluted                    $      89,620             125,196       $        0.72
                                                               ---------------     ---------------     ---------------

FISCAL 1996
Earnings per share of common stock - Basic                      $      68,805             122,877       $        0.56
Effect of dilutive securities:
    Stock options                                                                           1,488
    Restricted stock units                                                                    768
                                                               ---------------     ---------------     ---------------
Earnings per share of common stock - Diluted                    $      68,805             125,133       $        0.55
                                                               ===============     ===============     ===============


Options to purchase 4,794,000, 3,218,000 and 185,000 common shares were excluded from the calculation of diluted earnings per share in fiscal years 1998, 1997 and 1996, respectively, because the exercise prices of the options were greater than the average market price. These shares had weighted average exercise prices of $14.89, $14.47 and $9.87, respectively.

NOTE 2. COMPUTER SEGMENT ASSET WRITE-OFF

         In conjunction with its decision to realign its Computer Business Segment, the Company recorded a non-recurring, pre-tax charge of $79,950,000 during January 1999. The non-cash charge accounted for the liquidation of existing, discontinued computer inventory. In addition, the charge provided for the impairment of prepaid expenses and other assets directly related to the Computer Business Segment. The charge reduced net income by $49,889,000 or $0.41 per diluted share.

NOTE 3. RELATIONSHIP WITH KMART CORPORATION

         Prior to the Company's initial public offering (the "Offering") on November 2, 1994, Kmart Corporation ("Kmart") owned a 92.7% equity interest in the Company. The proceeds from the Offering were paid to Kmart, reducing Kmart's ownership in the Company to approximately 25%. On July 20, 1995, the Company sold common shares in a public offering (the "Secondary Offering"). As part of the Secondary Offering, Kmart sold all of its remaining shares.

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

NOTE 4. DEBT

CREDIT FACILITIES

         On July 3, 1997, the Company entered into a five year, $500,000,000 revolving credit facility (the "revolving credit facility") in which 19 banks participate. The revolving credit facility provides for borrowings bearing interest at the banks' prime or Eurodollar rate plus .1450% to .3125%. The Company must also pay quarterly fees on the full amount of the revolving credit facility varying between .08% and .1875% per annum. Standby letters of credit issued in connection with the Company's self insurance program are considered outstanding amounts under the revolving credit facility and totaled $19,800,000 and $16,000,000 as of January 23, 1999 and January 24, 1998, respectively. As of January 23, 1999, the Company had outstanding borrowings of $135,000,000 under the revolving credit facility at a weighted average interest rate of 5.21%. There were no borrowings outstanding under the revolving credit facility as of January 24, 1998.

         In addition to the revolving credit facility, the Company has uncommitted bank lines which provide for unsecured borrowings of up to $32,000,000, of which $9,700,000 was outstanding at January 23, 1999 at a weighted average interest rate of 5.06%. There were no borrowings under these uncommitted lines at January 24, 1998. There are no commitment fees or compensating balances associated with these arrangements.

MORTGAGE

         On January 16, 1997, the Company entered into a $20,000,000 mortgage agreement (the "Mortgage") secured by its international corporate headquarters. The Mortgage has a fixed term of 10 years, quarterly amortization payments of $325,000 plus interest at 6.99% per annum (after giving effect to an interest rate swap) with a final payment of $7,000,000 due at maturity. Maturities of long-term borrowings will be $1,300,000 over each of the next five years.

         The revolving credit facility and the Mortgage contain similar financial covenants with respect to fixed charge coverage and consolidated leverage ratios.

NOTE 5. COMMITMENTS AND CONTINGENCIES

         The Company is a party to litigation it initiated in October 1997 in the United States District Court for the Northern District of Ohio against Ryder Integrated Logistics, Inc. ("Ryder") arising out of Ryder's failure to fulfill certain payment guarantees pursuant to the terms of the Company's logistics service agreement with Ryder. The Company terminated the logistics service agreement in June 1997 based on numerous claims against Ryder under the agreement including, among others, Ryder's refusal to honor its cost guarantees and its failure to return overpayments to the Company. During the course of the agreement the Company recorded receivables from Ryder of approximately $19,000,000 representing overpayments due from Ryder pursuant to the terms of the agreement. In January 1998, Ryder filed a counterclaim against the Company alleging damages arising from the Company's termination of the agreement in the amount of approximately $75,000,000. The Company believes the counterclaim is without merit and intends to vigorously defend against such counterclaim.

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

NOTE 6. INCOME TAXES

         The provision (benefit) for income taxes consists of:

=================================================================================================================
FISCAL YEAR ENDED                                          JANUARY 23,         JANUARY 24,          JANUARY 25,
(In thousands)                                                 1999                1998                1997
=================================================================================================================

Current federal                                           $      44,574        $      45,694        $    39,275
State and local                                                   3,304                5,900              5,815
Foreign                                                             748                1,413              1,575
Deferred                                                        (16,235)               3,804             (2,529)

                                                          ---------------     ---------------      --------------
      Total income taxes                                  $      32,391        $      56,811        $    44,136
                                                          ===============     ===============      ==============

         A reconciliation of the federal statutory rate to the Company's effective tax rate follows:

=================================================================================================================
                                                           JANUARY 23,         JANUARY 24,          JANUARY 25,
FISCAL YEAR ENDED                                              1999                1998                1997
=================================================================================================================
Federal statutory rate                                           35.0%               35.0%               35.0%

State and local taxes net of federal tax benefit                  2.7%                2.6%                3.4%
Goodwill amortization                                             4.1%                2.2%                2.9%
Tax exempt interest                                              (0.1)%              (0.2)%              (1.6)%
Other                                                            (1.7)%              (0.8)%              (0.6)%

                                                          ---------------     ---------------      --------------
      Total income taxes                                         40.0%               38.8%               39.1%
                                                          ===============     ===============      ==============

         Deferred tax assets (liabilities) resulted from the following:

=============================================================================================
FISCAL YEAR ENDED                                          JANUARY 23,         JANUARY 24,
(In thousands)                                                 1999                1998
=============================================================================================

Inventory                                                 $       5,248        $       1,134
Property and equipment                                           (8,943)              (3,474)
Escalating rent                                                  20,516                2,711
Accrued expenses not currently deductible                        29,251               29,467

                                                          ---------------     ---------------
      Total deferred tax assets                           $      46,072        $      29,838
                                                          ===============     ===============

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

LEASE COMMITMENTS

         Future minimum lease payments and future minimum rentals at January 23, 1999 were as follows:

=========================================================================
FISCAL YEAR                                                 OPERATING
(In thousands)                                                LEASES
=========================================================================
1999                                                        $   289,643
2000                                                            281,321
2001                                                            265,193
2002                                                            240,359
2003                                                            213,073
Thereafter                                                    1,540,721

                                                          ===============
      Total minimum lease payments                          $ 2,830,310
                                                          ===============

RENTAL EXPENSE

         A summary of operating lease rental expense and short-term rentals follows:

=================================================================================================================
FISCAL YEAR ENDED                                          JANUARY 23,         JANUARY 24,          JANUARY 25,
(In thousands)                                                 1999                1998                1997
=================================================================================================================
Minimum rentals                                             $    264,858        $    218,271        $    153,637
Percentage rentals                                                   478                 428                 783

                                                          ===============     ===============      ==============
      Total                                                 $    265,336        $    218,699        $    154,420
                                                          ===============     ===============      ==============

NOTE 8. SUPPLEMENTAL CASH FLOW INFORMATION

=================================================================================================================
FISCAL YEAR ENDED                                          JANUARY 23,         JANUARY 24,          JANUARY 25,
(In thousands)                                                 1999                1998                1997
=================================================================================================================
Cash transactions:
      Cash paid for interest                              $        6,640     $       2,269       $           -
      Cash paid for income taxes                          $       59,117     $      48,649       $      26,060

Non-cash transactions:
      Liabilities accrued for property and
          equipment acquired                              $           -      $      18,148       $      53,956
      Note receivable converted to equity investment      $        4,000     $           -       $           -
      Tax benefit related to stock options                $          500     $       3,705       $           -

NOTE 9. EMPLOYEE BENEFIT PLANS

STOCK PURCHASE PLANS

         In connection with the Offering, the Company adopted a Management Share Purchase Plan (the "Management Plan"), an Employee Share Purchase Plan (the "Employee Plan") and a Director Share Plan (the "Director Plan"). Under the Management Plan, the Company's officers are required to use at least 20%, and may use up to 100%, of their annual incentive bonuses to purchase restricted common shares of the Company at a 20% discount from the fair value of the same number of unrestricted common shares. Restricted common shares purchased under the Management Plan are generally restricted from sale or transfer for three years from date of purchase. The maximum number of common shares reserved for issuance under the Management Plan is 1,242,227. The Company recognized compensation expense for the discount on the restricted common shares of $160,000, $623,000 and $643,000 for fiscal 1998, 1997 and 1996, respectively.

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

SAVINGS PLAN

         Employees of the Company who meet certain service requirements are eligible to participate in the Company's 401(k) savings plan. Participants may contribute 2% to 15% of their annual earnings, subject to statutory limitations. Effective August 25, 1995, the Company began matching 25% of the first 3% of the employee's contribution. The Company increased the matching contribution to 50% of the first 3%, effective February 1, 1997. Such matching Company contributions are invested in shares of the Company's common stock and become vested 50% after two years of service and 100% after three years of service. The charge to operations for the Company's matching contribution amounted to $950,000, $794,000 and $322,000 in fiscal 1998, 1997 and 1996, respectively.

STOCK OPTION PLANS

         In fiscal 1996, the OfficeMax, Inc. 1994 Stock Option Plan (the "1994 Plan") was amended and restated as the Equity-Based Award Plan. As part of the amendment to the 1994 Plan, the OfficeMax, Inc. Employee Non-Qualified Share Option Plan was terminated and all outstanding options were merged into the Equity-Based Award Plan. The Equity-Based Award Plan provides for the issuance of share appreciation rights, restricted shares and up to 17,000,000 options to purchase common shares. Options granted under the Equity-Based Award Plan become exercisable from one to seven years after the date of grant and expire either five or ten years from date of grant. Options may be granted only at option prices not less than the fair market value per common share on the date of the grant. There was no compensation expense related to Equity-Based Award Plan grants during fiscal 1998. The Company recognized compensation expense on grants under the 1994 Plan of $233,000 and $188,000 in fiscal 1997 and 1996, respectively.

         Exercisable options outstanding were 3,209,432 at January 23, 1999, 2,318,018 at January 24, 1998, and 965,019 at January 25, 1997.

         Option activity for each of the last three years was as follows:

================================================================================================
                                                                                   WEIGHTED
                                                                                    AVERAGE
                                                             SHARES              EXERCISE PRICE
================================================================================================
OUTSTANDING AT JANUARY 27, 1996                               3,915,650           $        8.38
Granted                                                       3,416,719                   14.54
Exercised                                                      (164,983)                   5.61
Forfeited                                                      (356,094)                   9.84
                                                        -----------------     ------------------

OUTSTANDING AT JANUARY 25, 1997                               6,811,292                   11.46
Granted                                                       3,416,130                   12.26
Exercised                                                      (491,802)                   5.77
Forfeited                                                    (1,586,530)                  13.22
                                                        -----------------     ------------------

OUTSTANDING AT JANUARY 24, 1998                               8,149,090                   11.78
Granted                                                       4,910,266                   11.66
Exercised                                                      (472,989)                   8.60
Forfeited                                                    (1,484,780)                  13.98
                                                        -----------------     ------------------

OUTSTANDING AT JANUARY 23, 1999                              11,101,587            $      11.57
                                                        =================     ==================

STOCK-BASED COMPENSATION

         Under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively, were expected volatility of 30.9%, 34.5% and 41.8% and risk-free interest rates of 4.88%, 6.25% and 6.21%. A dividend yield of zero and an expected life of five years were used in the model for all three years.

         The following table summarizes information about options outstanding at January 23, 1999:

                                           OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
=========================================================================================================================
     RANGE OF                         WEIGHTED AVERAGE         WEIGHTED AVERAGE                        WEIGHTED AVERAGE
  EXERCISE PRICES       OPTIONS        EXERCISE PRICE       REMAINING LIFE (YEARS)      OPTIONS         EXERCISE PRICE
=========================================================================================================================
       $4.01              461,611         $       4.01               3.33                461,611         $       4.01
  $6.68 to $8.45        2,807,365         $       7.09               7.28                817,365         $       8.08
 $10.50 to $11.75       3,032,445         $      11.62               7.33              1,613,741         $      11.60
 $13.88 to $14.75       3,934,147         $      14.53               7.90                276,700         $      14.45
 $15.29 to $17.09         866,019         $      16.50               8.75                 40,015         $      16.19

         Consistent with the method prescribed by FAS 123, the following table summarizes the weighted average fair value at the date of grant for options granted in fiscal 1998, 1997 and 1996. The table also illustrates pro forma net earnings and pro forma earnings per share, giving effect to such compensation costs. The pro forma amounts listed below do not take into consideration the pro forma compensation expense related to grants made prior to fiscal 1995.

=======================================================================================================================
                                                        JANUARY 23,             JANUARY 24,            JANUARY 25,
FISCAL YEAR ENDED                                          1999                    1998                    1997
=======================================================================================================================
Weighted average fair value                           $          4.28         $          5.08         $          6.58
Pro forma net earnings                                $    44,200,000         $    84,822,000         $    65,440,000
Pro forma earnings per share:
      Basic earnings per share                        $          0.36         $          0.69         $          0.52
      Diluted earnings per share                      $          0.36         $          0.68         $          0.52

NOTE 10. BUSINESS SEGMENTS

         The Company has two reportable business segments: the Core Business Segment and the Computer Business Segment. The Core Business Segment includes office supplies, business machines, peripherals, print-for-pay services and office furniture. The Computer Business Segment includes desktop and laptop personal computers and computer monitors. The Company evaluates performance and allocates resources based on the operations of these two segments. The accounting policies of the reportable business segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).

         The following table summarizes the results of operations for the Company's reportable business segments:

(Dollars in thousands)

FISCAL  1998                                            TOTAL COMPANY         COMPUTERS            CORE
================================================================================================================
          Sales                                         $  4,337,768         $   336,922       $  4,000,846
          Cost of merchandise sold, including
              buying and occupancy costs                   3,284,582             327,590          2,956,992
          Computer segment asset write-off                    79,950              79,950                  -
                                                   ---------------------------------------------------------

                                                           3,364,532             407,540          2,956,992
          Gross profit (loss)                                973,236             (70,618)         1,043,854
          Operating income (loss)                             86,692             (96,471)           183,163
          Net income (loss)                             $     48,620         $   (62,876)      $    111,496
                                                   =========================================================

FISCAL 1997
================================================================================================================
          Sales                                         $  3,765,444         $   436,468       $  3,328,976
          Cost of merchandise sold, including
              buying and occupancy costs                   2,895,084             430,706          2,464,378
                                                   ---------------------------------------------------------
          Gross profit                                       870,360               5,762            864,598
          Operating income (loss)                            145,917              (6,161)           152,078
          Net income (loss)                             $     89,620         $    (6,510)      $     96,130
                                                   =========================================================

FISCAL 1996
============================================================================================================
          Sales                                         $  3,179,274         $   427,287       $  2,751,987
          Cost of merchandise sold, including
              buying and occupancy costs                   2,489,016             419,095          2,069,921
                                                   ---------------------------------------------------------
          Gross profit                                       690,258               8,192            682,066
          Operating income (loss)                            105,456             (17,045)           122,501
          Net income (loss)                             $     68,805         $   (12,149)      $     80,954
                                                   =========================================================

Included in net income of the Core Business Segment is $981,000 of net interest expense in fiscal 1998 and $4,990,000 and $10,388,000 of net interest income in fiscal years 1997 and 1996, respectively. Included in net income of the Computer Business Segment is net interest expense of $4,700,000, $4,476,000 and $2,903,000 in fiscal years 1998, 1997 and 1996, respectively. Income tax expense for the Core Business Segment was $70,686,000, $60,938,000 and $51,936,000 for fiscal years 1998, 1997 and 1996, respectively. During those same fiscal years, the Computer Business Segment recognized income tax benefit of $38,295,000, $4,127,000 and $7,800,000, respectively. There are no intersegment sales or expense allocations. The Company does not allocate fixed assets or depreciation to the Computer Business Segment. The total assets of the Computer Business Segment, primarily inventory and accounts receivable, were approximately $60,280,000 and $151,390,000 as of January 23, 1999 and January 24, 1998,
respectively. This segment also had accounts payable of $14,274,000 and $6,502,000 as of January 23, 1999 and January 24, 1998, respectively. Other than its investments in Mexico, Japan and Brazil, the Company has no international sales or assets.

NOTE 11. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

         Unaudited quarterly consolidated results of operations for the years ended January 23, 1999 and January 24, 1998 are summarized as follows:

(Dollars in thousands, except per share data)

                                                    FISCAL 1998
====================================================================================================================
                                               FIRST              SECOND              THIRD             FOURTH
                                              QUARTER             QUARTER            QUARTER            QUARTER
====================================================================================================================
Sales                                        $  1,061,074      $     874,470       $  1,152,359        $  1,249,865
Cost of merchandise sold, including
    buying and occupancy costs                    818,736            666,131            869,080             930,635
Computer segment asset write-off                        -                  -                  -              79,950
Gross profit                                      242,338            208,339            283,279             239,280
Net income                                         19,074              2,625             33,578              (6,657)
Earnings per common share:
        Basic                                $       0.15      $        0.02       $       0.27        $      (0.06)
        Diluted                              $       0.15      $        0.02       $       0.27        $      (0.06)

                                                    FISCAL 1997
====================================================================================================================
                                               FIRST              SECOND              THIRD             FOURTH
                                              QUARTER             QUARTER            QUARTER            QUARTER
====================================================================================================================
Sales                                        $    888,640      $     776,144       $    992,365        $  1,108,295
Cost of merchandise sold, including
    buying and occupancy costs                    688,869            604,385            756,952             844,878
Gross profit                                      199,771            171,759            235,413             263,417
Net income                                         15,730              2,450             31,435              40,005
Earnings per common share:
        Basic                                $       0.13      $        0.02       $       0.26        $       0.32
        Diluted                              $       0.13      $        0.02       $       0.25        $       0.32