Form 10-Q
period 1999-04-24
OFFICEMAX INC /OH/
filed 1999-06-08
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q


        (Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 24, 1999

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



           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.



             Title of Class                Shares Outstanding as of
             --------------                      May 28, 1999
              Common Shares                      ------------
           (without par value)                    113,336,569

                                 OFFICEMAX, INC.

                                      INDEX





            Part I - Financial Information                                                    Page
            ------------------------------

              Item 1.               Financial Statements                                       3-8

              Item 2.               Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                        9-13

              Item 3.               Quantitative and Qualitative Disclosures About
                                    Market Risks                                                14


            Part II - Other Information
            ---------------------------

              Item 6.               Exhibits and Reports on Form 8-K                            15


            Signatures                                                                          16

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      APRIL 24,            JANUARY 23,
                                                                         1999                  1999
                                                                  -------------------   -------------------
 ASSETS
 Current Assets:
   Cash and equivalents                                           $          52,723     $          67,482
   Accounts receivable, net of allowances
     of $1,000 and $824, respectively                                        72,646               141,800
   Merchandise inventories                                                1,218,257             1,254,761
   Other current assets                                                      46,117                39,600
                                                                  -------------------   -------------------
       Total current assets                                               1,389,743             1,503,643
 Property and Equipment:
   Buildings and land                                                        19,266                19,223
   Leasehold improvements                                                   183,734               183,320
   Furniture and fixtures                                                   390,083               381,151
                                                                  -------------------   -------------------
   Total property and equipment                                             593,083               583,694
   Less: Accumulated depreciation and amortization                         (247,514)             (230,446)
                                                                  -------------------   -------------------
   Property and equipment, net                                              345,569               353,248
 Other assets and deferred charges                                           61,638                60,040
 Goodwill, net of accumulated amortization
   of $62,968 and $60,621, respectively                                     312,618               314,965
                                                                  -------------------   -------------------
                                                                    $     2,109,568       $     2,231,896
                                                                  ===================   ===================

 LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
   Accounts payable - trade                                        $        543,622      $        625,810
   Accrued expenses and other liabilities                                    86,116               121,441
   Accrued salaries and related expenses                                     38,839                50,704
   Taxes other than income taxes                                             54,335                58,638
   Revolving credit facilities                                              160,400               144,700
   Mortgage loan, current portion                                             1,300                 1,300
                                                                  -------------------   -------------------
       Total current liabilities                                            884,612             1,002,593
 Mortgage loan                                                               16,100                16,425
 Other long-term liabilities                                                 76,987                74,736
                                                                  -------------------   -------------------
       Total liabilities                                                    977,699             1,093,754

 Commitments and contingencies                                                    -                     -

 Shareholders' Equity:
   Common shares, without par value; 200,000,000 shares
     authorized; 125,104,561 and 124,988,442 shares issued
     and outstanding, respectively                                          868,563               868,321
   Deferred stock compensation                                                 (354)                 (260)
   Retained earnings                                                        370,875               348,859
   Less:  Treasury stock, at cost                                          (107,215)              (78,778)
                                                                  -------------------   -------------------
       Total shareholders' equity                                         1,131,869             1,138,142
                                                                  -------------------   -------------------
                                                                    $     2,109,568       $     2,231,896
                                                                  ===================   ===================

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                               13 WEEKS ENDED
                                                                  -----------------------------------------
                                                                      APRIL 24,             APRIL 25,
                                                                         1999                  1998
                                                                  -------------------   -------------------

 Sales                                                              $     1,179,410       $     1,061,074
 Cost of merchandise sold, including buying
    and occupancy costs                                                     900,958               818,736
                                                                  -------------------   -------------------

 Gross Profit                                                               278,452               242,338

 Store operating and selling expenses                                       206,825               184,226
 Pre-opening expenses                                                         2,170                 1,759
 General and administrative expenses                                         29,228                23,040
 Goodwill amortization                                                        2,347                 2,346
                                                                  -------------------   -------------------
 Total operating expenses                                                   240,570               211,371

 Operating income                                                            37,882                30,967
 Interest income (expense), net                                              (1,733)                  197
                                                                  -------------------   -------------------
 Income before income taxes                                                  36,149                31,164
 Income taxes                                                                14,133                12,090
                                                                  -------------------   -------------------
 Net income                                                       $          22,016     $          19,074
                                                                  ===================   ===================

 EARNINGS PER COMMON SHARE:
    Basic                                                         $            0.19     $            0.15
                                                                  ===================   ===================
    Diluted                                                       $            0.19     $            0.15
                                                                  ===================   ===================

 WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
    Basic                                                               115,598,438           124,472,062
                                                                  ===================   ===================
    Diluted                                                             116,382,105           127,049,856
                                                                  ===================   ===================





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                               13 WEEKS ENDED
                                                                  -----------------------------------------
                                                                      APRIL 24,             APRIL 25,
                                                                         1999                  1998
                                                                  -------------------   -------------------
 CASH PROVIDED BY (USED FOR):
 OPERATIONS
    Net income                                                    $          22,016     $          19,074
    Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                          20,047                17,445
      Deferred income taxes                                                  (2,571)                  514
      Increase (decrease) in other long-term liabilities                      2,251                  (966)
      Other - net                                                               187                  (504)
    Changes in current assets and current liabilities
      Decrease (increase) in inventories                                     36,504               (27,470)
      (Decrease) increase in accounts payable                               (41,452)                9,483
      Decrease (increase) in accounts receivable                             69,154                (6,394)
      Decrease in accrued liabilities                                       (35,154)              (47,065)
      Other - net                                                            (4,567)              (12,649)
                                                                  -------------------   -------------------
        Net cash provided by (used for) operations                           66,415               (48,532)
                                                                  -------------------   -------------------

 INVESTING
      Capital expenditures                                                 (26,743)               (28,201)
      Other - net                                                             (875)                (1,294)
                                                                  -------------------   -------------------
        Net cash (used for) investing                                      (27,618)               (29,495)
                                                                  -------------------   -------------------

 FINANCING
      Increase in revolving credit facilities                                15,700                66,500
      Payments of mortgage principal                                          (325)                  (325)
      Decrease in overdraft balances                                       (40,736)               (12,211)
      Purchase of treasury stock                                           (29,306)                     -
      Proceeds from the issuance of common stock, net                         1,111                 2,195
                                                                  -------------------   -------------------
        Net cash (used for) provided by financing                          (53,556)                56,159
                                                                  -------------------   -------------------

 Net decrease in cash and equivalents                                      (14,759)               (21,868)
 Cash and equivalents, beginning of the period                               67,482                66,801
                                                                  -------------------   -------------------
 Cash and equivalents, end of the period                          $          52,723     $          44,933
                                                                  ===================   ===================

 SUPPLEMENTAL INFORMATION
 Interest paid on debt                                            $           2,132     $             422
                                                                  ===================   ===================
 Taxes paid on income                                             $           5,581     $          14,782
                                                                  ===================   ===================



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)





                                        Common Shares               Deferred
                                -------------------------------       Stock         Retained        Treasury
                                    Shares          Amount        Compensation      Earnings          Stock         Total
                                ---------------- --------------  ---------------- -------------- -------------  --------------

BALANCE AT JANUARY 23, 1999      124,988,442      $   868,321      $      (260)    $   348,859   $  (78,778)     $ 1,138,142

Issuance of common shares
  under director plan                    -               (122)            -                -            122                -

Exercise of stock options
  (including tax benefit)              9,150               45             -                -              -               45

Sale of shares under
  management share purchase
  plan (including tax benefit)        80,673              126             (175)            -            747              698

Sale of shares under employee
  share purchase plan
  (including tax benefit)             26,296              193             -                -              -              193

Amortization of deferred
  compensation                           -                -                 81             -              -               81

Treasury stock purchased
  (3,435,100 shares)                     -                -               -                -         (29,306)        (29,306)

Net income                               -                -               -             22,016            -           22,016
                                ---------------- --------------  ---------------- -------------- -------------  --------------

BALANCE AT APRIL 24, 1999        125,104,561      $   868,563      $      (354)    $   370,875   $(107,215)      $ 1,131,869
                                ================ ==============  ================ ============== =============  ==============




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE 13 WEEKS ENDED
                        APRIL 24, 1999 AND APRIL 25, 1998



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

2. The Company's consolidated financial statements for the 13 weeks ended April 24, 1999 and April 25, 1998 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 23, 1999 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 8, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January.

4. At April 24, 1999, OfficeMax operated a chain of 856 full-size superstores in over 360 markets, 49 states, Puerto Rico and the U.S. Virgin Islands, as well as two smaller format, OfficeMax PDQ stores, two national call centers and 18 delivery centers. Through joint venture partnerships, the Company also operated on an international basis with locations in Mexico and Japan. The joint ventures operate OfficeMax superstores similar to those in the United States.

5. The average common and common equivalent shares utilized in computing diluted earnings per share for the 13 weeks ended April 24, 1999 and April 25, 1998 include 783,667 and 2,479,392 shares, respectively, resulting from the application of the treasury stock method to outstanding stock options. Options to purchase 7,512,000 and 50,000 were excluded from the calculation of diluted earnings per share for the 13 weeks ended April 24, 1999 and April 25, 1998, respectively, because the exercise prices of the options were greater than the average market price. These shares had weighted average exercise prices of $13.62 and $17.09, respectively.

6. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") which is required to be adopted in fiscal years beginning after June 15, 2000. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not determined what the effect of the new pronouncement will be on the earnings and financial position of the Company.

7. The Company has two reportable business segments: the Core Business Segment and the Computer Business Segment. The Core Business Segment includes office supplies, business machines, peripherals, print-for-pay services and office furniture. The Computer Business Segment includes desktop and laptop personal computers and computer monitors. The Company evaluates performance and allocates resources based on the operations of these two segments. The accounting policies of the reportable business segments are the same as those described above and in the Summary of Significant Accounting Policies (Note 1) included in the Company's Annual Report on Form 10-K for the year ended January 23, 1999.

     The following table summarizes the results of the Company's reportable business segments:

     (Unaudited)
     (Dollars in thousands)                                CONSOLIDATED
     13 WEEKS ENDED APRIL 24, 1999                           COMPANY           COMPUTERS           CORE
     ----------------------------------------------------------------------------------------------------------

     Sales                                                $   1,179,410     $       67,833    $     1,111,577
     Cost of merchandise sold, including buying
        and occupancy costs                                     900,958             69,591            831,367
                                                          ----------------  ----------------- -----------------
     Gross profit (loss)                                        278,452             (1,758)           280,210
     Operating income (loss)                                     37,882            (11,410)            49,292
     Net income (loss)                                    $      22,016     $       (7,303)   $        29,319
                                                          ================  ================= =================


                                                           CONSOLIDATED
     13 WEEKS ENDED APRIL 25, 1998                           COMPANY            COMPUTERS           CORE
     ----------------------------------------------------------------------------------------------------------

     Sales                                                $   1,061,074     $       92,867    $       968,207
     Cost of merchandise sold, including buying
        and occupancy costs                                     818,736             96,033            722,703
                                                          ----------------  ----------------- -----------------
     Gross profit (loss)                                        242,338             (3,166)           245,504
     Operating income (loss)                                     30,967            (12,594)            43,561
     Net income (loss)                                    $      19,074     $       (8,345)   $        27,419
                                                          ================  ================= =================

     Included in net income of the Core Business Segment is $1,152,000 of net interest expense for the 13 weeks ended April 24, 1999 and $1,238,000 of net interest income for the 13 weeks ended April 25, 1998. Included in the net loss of the Computer Business Segment is net interest expense of $581,000 and $1,041,000 for the 13 weeks ended April 24, 1999 and April 25, 1998, respectively. Income tax expense for the Core Business Segment was $18,821,000 and $17,380,000 for the 13 weeks ended April 24, 1999 and April 25, 1998, respectively. During those same periods, the Computer Business Segment recognized income tax benefit of $4,688,000 and $5,290,000, respectively. The total assets of the Computer Business Segment, primarily inventory and accounts receivable, were approximately $56,942,000 and $60,280,000 as of April 24, 1999 and January 23, 1999, respectively. This segment also had accounts payable of $25,997,000 and $14,274,000 as of April 24, 1999 and January 23, 1999, respectively. There are no intersegment sales or expense allocations. The Company does not allocate fixed assets or depreciation to the Computer Business Segment. Other than its investments in Mexico, Japan and Brazil, the Company has no international sales or assets.

ITEM 2. MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------

   Consolidated Results

Consolidated sales for the 13 weeks ended April 24, 1999 increased 11% to $1,179,410,000 from $1,061,074,000 for the comparable period last year. The increase in consolidated sales was attributable to a full period of sales from the 120 superstores opened during fiscal 1998 and additional sales from 24 new full-size superstores opened at various points during the 13-week period ended April 24, 1999. Consolidated same-store sales decreased by less than one percent for the first quarter of fiscal 1999 reflecting the impact of a 21% decline in the average retail prices of fax machines, printers and copiers experienced by the Company's Core Business Segment and a 13% decline in average selling prices for computers experienced by the Company's Computer Business Segment.

Consolidated cost of merchandise sold, including buying and occupancy costs decreased as a percentage of sales to 76.4% for the 13 weeks ended April 24, 1999 from 77.2% for the comparable period last year. Correspondingly, consolidated gross profit was 23.6% of sales for the first quarter of fiscal 1999 as compared to 22.8% for the comparable period a year earlier. The gross profit increase was primarily due to enhanced marketing of higher margin items in the Company's Core Business Segment and a reduction in the number of low margin computer promotions in the Company's Computer Business Segment.

Consolidated store operating and selling expenses, which consist primarily of store payroll, operating and advertising expenses, increased as a percentage of sales to 17.5% for the 13 weeks ended April 24, 1999 from 17.4% for the comparable period a year earlier. The Company experienced a decrease in leverage of store operating and selling expenses primarily due to deflationary retail pricing for business machines and computers along with costs incurred for its record first quarter store openings, which included 24 full-size superstores along with a second smaller format OfficeMax PDQ location.

Pre-opening expenses were $2,170,000 for the 13 weeks ended April 24, 1999, reflecting the opening of 24 full-size superstores and one smaller format OfficeMax PDQ. Pre-opening expenses were $1,759,000 for the 13 weeks ended April 25, 1998, reflecting the opening of 20 full-size superstores. Pre-opening expenses, which consist primarily of store payroll, supplies and grand opening advertising, averaged approximately $85,000 per full-size superstore in the 13 weeks ended April 24, 1999 and April 25, 1998. Pre-opening expenses increase approximately $25,000 per unit when certain enhanced CopyMax or FurnitureMax features are included in a superstore.

General and administrative expenses were 2.5% of sales for the 13 weeks ended April 24, 1999, as compared to 2.2% of sales for the same period last year. This increase reflects the Company's continuing efforts to enhance its infrastructure to support planned growth both in the United States and internationally. The infrastructure enhancements include efforts to strengthen the Company's management team and the Company's information technology ("IT") initiatives. The Company is in the process of implementing the SAP system. The SAP system is a fully integrated Enterprise Resource Planning platform that will automate and integrate various business processes of the Company. Conversion to the SAP Human Resources and Finance modules occurred in November 1998 and May 1999, respectively. Conversion to the SAP Retail and Merchandising systems is scheduled for the fourth quarter of fiscal 1999.

Goodwill amortization was $2,347,000 for the 13 weeks ended April 24, 1999, as compared to $2,346,000 for the 13 weeks ended April 25, 1998. Goodwill is capitalized and amortized over 40 years using the straight-line method.

As a result of the foregoing factors, operating income increased to $37,882,000 or 3.2% of sales for the 13 weeks ended April 24, 1999, as compared to operating income of $30,967,000 or 2.9% of sales, for the comparable period a year earlier.

Interest expense, net, was $1,733,000 for the 13 weeks ended April 24, 1999, as compared to interest income, net, of $197,000 for the comparable period a year earlier. The increase in interest expense during the first quarter of fiscal 1999 was primarily due to increased borrowings to fund the Company's stock repurchase program and aggressive expansion plans.

Income taxes were $14,133,000 for the 13 weeks ended April 24, 1999, as compared to $12,090,000 for the same period a year ago. The effective tax rates for both periods are different from the federal statutory income tax rate primarily as a result of goodwill amortization, tax exempt interest, and state and local taxes.

Net income as a result of the foregoing factors, was $22,016,000 or 1.9% of sales for the 13 weeks ended April 24, 1999, as compared to $19,074,000 or 1.8% of sales for the comparable period a year earlier.

BUSINESS SEGMENTS
-----------------

   Core Business Segment

Sales for the Core Business Segment increased 15% to $1,111,577,000 for the 13 weeks ended April 24, 1999 from $968,207,000 for the comparable period last year. The increase in fiscal 1999 was due to the additional sales from the 124 new full-size superstores opened since the end of the first quarter of fiscal 1998 and a comparable-store sales increase of 3%. Declines in average selling prices for fax machines, printers and copiers reduced the Core Business Segment's comparable sales increase by approximately 3%.

Cost of merchandise sold, including buying and occupancy costs for the Core Business Segment increased as a percentage of sales to 74.8% for the 13 weeks ended April 24, 1999 from 74.6% for the comparable prior year period. The increase was primarily due to the additional fixed occupancy costs from the 124 new full-size superstores opened since the end of the first quarter of fiscal 1998. Gross profit for the Core Business Segment increased to $280,210,000 for the 13 weeks ended April 24, 1999 from $245,504,000 for the comparable period a year earlier.

Operating income for the Core Business Segment increased to $49,292,000 for the 13 weeks ended April 24, 1999 from $43,561,000 for the like period last year. As a percentage of sales, operating income decreased to 4.4% for the 13 weeks ended April 24, 1999 from 4.5% for the comparable prior year period due primarily to the increased fixed occupancy costs from the 124 new full-size superstores opened since the end of the first quarter of fiscal 1998.

Net income for the Core Business Segment increased to $29,319,000 for the 13 weeks ended April 24, 1999 from $27,419,000 for the comparable period last year. Net income decreased as a percentage of sales to 2.6% for the 13 weeks ended April 24, 1999 from 2.8% for the comparable prior year period.


   Computer Business Segment

Sales for the Computer Business Segment decreased 27% to $67,833,000 for the 13 weeks ended April 24, 1999 from $92,867,000 for the comparable period last year. Same-store sales for the Computer Business Segment declined 40% for the 13-week period due primarily to a 13% reduction in the average selling prices for computers along with the Company's deliberate decision to continue to reduce low-end, low or no profit computer promotions.

Cost of merchandise sold, including buying and occupancy costs for the Computer Business Segment decreased as a percentage of sales to 102.6% for the 13-week period ended April 24, 1999 from 103.4% of sales for the same period last year. The decrease is consistent with the Company's decision to modify this segment's product assortment and promotions. Gross profit for the Computer Business Segment was a loss of $1,758,000 for the 13 weeks ended April 24, 1999 as compared to a loss of $3,166,000 for the comparable prior year period.

Operating loss for the Computer Business Segment was $11,410,000 for the 13-week period ended April 24, 1999 as compared to an operating loss of $12,594,000 for the like period a year earlier.

Net loss for the Computer Business Segment was $7,303,000 for the 13 weeks ended April 24, 1999 as compared to a net loss of $8,345,000 for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operating activities generated $66,415,000 of cash during the 13 weeks ended April 24, 1999, which was an increase of $114,947,000 over the prior year. Decreases in inventory and accounts receivable were the primary source of the year-over-year increase. Consolidated inventory decreased $36,504,000 or 3% since the year ended January 23, 1999. The decrease in inventory was achieved in spite of adding merchandise for the record number of new superstores that were opened during the first quarter of fiscal 1999. Further, consolidated inventory decreased 5% year-over-year on a per store basis primarily as a result of the Company's continued implementation of its supply-chain management initiatives. Major uses of working capital included accounts payable and accrued expenses, which decreased $41,452,000 and $35,154,000, respectively.

Net cash used for investing activities was $27,618,000 for the 13 weeks ended April 24, 1999 versus $29,495,000 in the comparable prior year period. Capital expenditures, primarily for new and remodeled stores and the Company's IT initiatives, were $26,743,000 during the 13 weeks ended April 24, 1999 and $28,201,000 during the comparable period in the prior year.

Net cash used for financing was $53,556,000 for the 13 weeks ended April 24, 1999. Current year financing activities primarily represent borrowings under the Company's revolving credit facilities, a decrease in overdraft balances and the payment of $29,306,000 for treasury stock purchases. Net cash provided by financing in the comparable prior year period primarily represented borrowings on the Company's revolving credit facilities.

During the 13 weeks ending July 24, 1999, the Company plans to open over 25 new OfficeMax superstores and remodel nearly 70 existing superstores. Management estimates that the Company's cash requirements for opening or remodeling a superstore, exclusive of pre-opening expenses, will be approximately $1,075,000 and $210,000 respectively. For an OfficeMax superstore, the requirements include an average of approximately $425,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $650,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $85,000 per full-size OfficeMax superstore. In select cases, that average is expected to increase by approximately $25,000 when certain enhanced CopyMax or FurnitureMax features are included.

The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings will be sufficient to finance its operations and capital requirements, including its expansion strategy. The Company has $500,000,000 of revolving credit facilities available through June 2002. As of April 24, 1999, the Company had outstanding borrowings of $160,400,000 under its revolving credit facilities at a weighted average interest rate of 5.11%

On August 13, 1998, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its common stock on the open market. At April 24, 1999, the Company had purchased a total of 11,670,100 shares at a cost of $108,084,000. This included systematic purchases to cover potential dilution from the issuance of shares under the Company's equity-based incentive plans. Future purchases of common shares will depend on the Company's obligation under its equity-based incentive plans, its cash position and market conditions.

The Company's business is somewhat seasonal, with sales and operating income higher in the third and fourth quarters, which include the back-to-school period and the holiday selling season, respectively, followed by the back-to-business selling season in January. Sales in the second quarter's summer months are the slowest of the year primarily because of lower office supplies consumption during the summer vacation period.

LEGAL PROCEEDINGS
-----------------

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

YEAR 2000 READINESS
-------------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Time-sensitive computer programs may recognize "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company is engaged in a company-wide project to address the Year 2000 Issue. The scope of the Company's Year 2000 project includes: (a) identifying and taking appropriate corrective action to remedy the Company's software, hardware and imbedded technology; (b) working with key third parties with which the Company does business electronically to ensure that such business is not adversely affected by the Year 2000 Issue; and (c) contacting other third parties and requesting assurances that such parties and their products will be Year 2000 compliant on a timely basis. The Company has assembled a Year 2000 project team that is responsible for the Company's Year 2000 compliance process and ensuring that there are no major interruptions in the Company's operations as a result of the Year 2000 Issue. The project team, which includes members of the Company's senior management, has retained an outside contractor to serve as "Year 2000 Czar". The Year 2000 Czar is responsible for coordinating the Company's Year 2000 project and reporting to management. The Year 2000 Czar provides weekly progress reports to the project team and quarterly status reports to the Board of Directors.

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

Currently, the Company estimates it has completed 60% of its compliance process for both mission critical and non-mission critical systems and issues. The Company is in the process of developing formal contingency plans in the event that any of its mission critical or non-mission critical Year 2000 issues are not resolved in a timely manner.

The Company is directly working with key third parties with which the Company does business electronically to remediate and test affected systems. The Company is also in the process of contacting other third parties, including product suppliers, to identify other potential Year 2000 issues. The Company intends to either resolve any issues identified or develop appropriate contingency plans.

All costs and expenses incurred relating to the Year 2000 Issue are charged against income on a current basis. Based on the Company's most recent evaluation, including internal expenses, the total cost of the Company's Year 2000 project is expected to be approximately $5,000,000, of which approximately $2,400,000 has been incurred through April 24, 1999.

Management's estimates regarding the expected completion dates and cost involved in the Company's Year 2000 project are based on various assumptions regarding future events, including the availability of resources, the success of third parties in addressing their own Year 2000 issues, and other factors. There are significant risks to the Company if the actual completion dates or costs differ materially from expected completion dates and costs. These risks include the need to process transactions manually at significant costs to the Company, significant delays in obtaining key operational data for analysis, the inability to process customer orders, pay vendors, settle receivables or procure merchandise for resale on a timely basis and to perform other critical business functions which could have a material adverse effect on the Company's financial position and the results of its operations. Further, the Company cannot reasonably estimate the impact on the Company of key third parties not successfully addressing their own Year 2000 issues. However, the Company's results from operations could be materially adversely affected if third parties (e.g., suppliers, utilities, banks and government entities) have not adequately addressed their respective Year 2000 Issues. For example, if utilities fail on January 1, 2000, the Company could be forced to, among other things, temporarily close stores.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

Portions of this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "plan," "intend," and similar expressions, among others, identify "forward-looking statements," which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those made, projected or implied in such statements. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.1 to the Company's Annual Report on Form10-K for the year ended January 23, 1999 as filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------


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

The Company is exposed to foreign exchange risk through its joint venture partnerships in Mexico, Japan and Brazil. The Company has not entered into any derivative financial instruments to hedge this exposure, and believes its potential exposure is not material to the Company's financial position or the results of its operations.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------



(a)   Exhibits:               27.0  Financial Data Schedule for the period ended
                                    April 24, 1999 (for SEC use only)

(b)   Reports on Form 8-K:    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OFFICEMAX, INC.

Date:  June 8, 1999                 By: /s/ Jeffrey L. Rutherford
                                        -------------------------
                                            Jeffrey L. Rutherford
                                            Executive Vice President, Chief
                                            Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)