Form 10-Q
period 1999-07-24
OFFICEMAX INC /OH/
filed 1999-09-07
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


        (Mark One)

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 24, 1999

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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes  [X]   No  [ ].



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                        Shares Outstanding as of
      Title of Class                                         August 26, 1999
      --------------                                         ---------------
       Common Shares                                            125,001,659
    (without par value)

                                 OFFICEMAX, INC.

                                      INDEX





 Part I - Financial Information                                           Page
 ------------------------------

   Item 1.       Financial Statements                                     3-8

   Item 2.       Management's Discussion and Analysis of Financial        9-14
                 Condition and Results of Operations

   Item 3.       Quantitative and Qualitative Disclosures About            15
                 Market Risk

 Part II - Other Information
 ---------------------------

   Item 4.       Submission of Matters to a Vote of Security Holders       16

   Item 6.       Exhibits and Reports on Form 8-K                          16

 Signatures                                                                17



                                          PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                  OFFICEMAX, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                          July 24,           January 23,
                                                                            1999                1999
                                                                       ---------------      ------------
 ASSETS                                                                 (Unaudited)
 Current Assets:
  Cash and equivalents                                                 $    50,179          $    67,482
  Accounts receivable, net of allowances
    of $603 and $824, respectively                                          81,212              141,800
  Merchandise inventories                                                1,247,065            1,254,761
  Other current assets                                                      46,258               39,600
                                                                       -----------          -----------
      Total current assets                                               1,424,714            1,503,643

Property and Equipment:
  Buildings and land                                                        19,266               19,223
  Leasehold improvements                                                   184,842              183,320
  Furniture and fixtures                                                   406,722              381,151
                                                                       -----------          -----------
  Total property and equipment                                             610,830              583,694
  Less: Accumulated depreciation and amortization                         (265,503)            (230,446)
                                                                       -----------          -----------
  Property and equipment, net                                              345,327              353,248

Other assets and deferred charges                                           62,690               60,040
Goodwill, net of accumulated amortization
  of $65,316 and $60,621, respectively                                     310,270              314,965
                                                                       ===========          ===========
                                                                       $ 2,143,001          $ 2,231,896
                                                                       ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                                             $   549,044          $   625,810
  Accrued expenses and other liabilities                                    55,144              121,441
  Accrued salaries and related expenses                                     41,726               50,704
  Taxes other than income taxes                                             54,472               58,638
  Revolving credit facility                                                210,500              144,700
  Mortgage loan, current portion                                             1,300                1,300
                                                                       -----------          -----------
      Total current liabilities                                            912,186            1,002,593
Mortgage loan                                                               15,775               16,425
Other long-term liabilities                                                 79,937               74,736
                                                                       -----------          -----------
      Total liabilities                                                  1,007,898            1,093,754

Commitments and contingencies                                                 --                   --

Shareholders' Equity:
  Common shares, without par value; 200,000,000 shares
    Authorized; 125,163,905 and 124,988,442 shares issued
    and outstanding, respectively                                          868,904              868,321
  Deferred stock compensation                                                 (293)                (260)
  Retained earnings                                                        373,302              348,859
  Less:  Treasury stock                                                   (106,810)             (78,778)
                                                                       -----------          -----------
      Total shareholders' equity                                         1,135,103            1,138,142
                                                                       ===========          ===========
                                                                       $ 2,143,001          $ 2,231,896
                                                                       ===========          ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.




                                                  OFFICEMAX, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Dollars in thousands, except per share data)
                                                    (Unaudited)




                                                         13 Weeks Ended                           26 Weeks Ended
                                            ----------------------------------        ----------------------------------
                                               July 24,            July 25,             July 24,               July 25,
                                                 1999                1998                 1999                   1998
                                            -------------        -------------        -------------        -------------

Sales                                       $     970,463        $     874,470        $   2,149,873        $   1,935,544
Cost of merchandise sold, including
  buying and occupancy costs                      732,713              666,131            1,633,671            1,484,867
                                            -------------        -------------        -------------        -------------

Gross profit                                      237,750              208,339              516,202              450,677

Store operating and selling expenses              196,731              172,171              403,556              356,397
Pre-opening expenses                                2,327                2,876                4,497                4,635
General and administrative expenses                29,569               24,546               58,797               47,586
Goodwill amortization                               2,347                2,346                4,694                4,692
                                            -------------        -------------        -------------        -------------

   Total operating expenses                       230,974              201,939              471,544              413,310

Operating income                                    6,776                6,400               44,658               37,367

Interest (expense), net                            (2,773)              (2,109)              (4,506)              (1,912)
                                            -------------        -------------        -------------        -------------

Income before income taxes                          4,003                4,291               40,152               35,455

Income taxes                                        1,576                1,666               15,709               13,756
                                            -------------        -------------        -------------        -------------

Net income                                  $       2,427        $       2,625        $      24,443        $      21,699
                                            =============        =============        =============        =============

EARNINGS PER COMMON SHARE DATA:
Basic                                       $        0.02        $        0.02        $        0.21        $        0.17
                                            =============        =============        =============        =============

Diluted                                     $        0.02        $        0.02        $        0.21        $        0.17
                                            =============        =============        =============        =============


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
Basic                                         113,270,357          124,614,985          113,854,926          124,608,133
                                            =============        =============        =============        =============

Diluted                                       114,658,535          127,190,251          114,906,613          127,078,810
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





                                                  OFFICEMAX, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)



                                                                                     26 Weeks Ended
                                                                          --------------------------------------
                                                                             July 24,               July 25,
                                                                               1999                   1998
                                                                          ---------------        ---------------
CASH PROVIDED BY (USED FOR):

OPERATIONS
   Net income                                                                 $ 24,443               $  21,699
   Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization                                              40,861                  35,273
     Deferred income taxes                                                      (1,399)                    677
     Increase (decrease) in other long-term liabilities                          5,201                    (442)
     Other, net                                                                    (96)                   (145)
   Change in current assets and current liabilities:
     Decrease (increase) in inventories                                          7,696                 (66,424)
     (Decrease) increase in accounts payable                                   (27,504)                 19,221
     Decrease (increase) in accounts receivable                                 60,588                 (26,384)
     (Decrease) in accrued liabilities                                         (58,757)                (64,541)
     Other, net                                                                 (5,552)                (16,301)
                                                                              --------               ---------

           Net cash provided by (used for) operations                           45,481                 (97,367)
                                                                              --------               ---------

INVESTING
   Capital expenditures                                                        (48,804)                (50,373)
   Other, net                                                                   (2,244)                 (1,356)
                                                                              --------               ---------

           Net cash (used for) investing                                       (51,048)                (51,729)
                                                                              --------               ---------

FINANCING
   Payments of mortgage principal                                                 (650)                   (650)
   Increase in revolving credit facilities                                      65,800                 132,500
   Decrease in overdraft balances                                              (49,262)                (12,388)
   Purchase of treasury stock                                                  (29,306)                   --
   Proceeds from issuance of common stock, net                                   1,682                   4,836
                                                                              --------               ---------

           Net cash (used for) provided by financing                           (11,736)                124,298
                                                                              --------               ---------

CASH AND CASH EQUIVALENTS
   Net (decrease) for the period                                               (17,303)                (24,798)
   Balance, beginning of period                                                 67,482                  66,801
                                                                              --------               ---------

   Balance, end of period                                                     $ 50,179               $  42,003
                                                                              ========               =========

SUPPLEMENTAL INFORMATION

   Interest paid on debt                                                      $  5,141               $   2,354
                                                                              ========               =========

   Taxes paid on income                                                       $ 24,038               $  32,090
                                                                              ========               =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                                  OFFICEMAX, INC.
                             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                              (Dollars in thousands)
                                                    (Unaudited)






                                                Common Shares              Deferred
                                          -------------------------          Stock           Retained      Treasury
                                             Shares         Amount       Compensation        Earnings        Stock           Total
                                          -----------    -----------     -------------     -----------    -----------     ----------

Balance at January 23, 1999               124,988,442    $   868,321     $      (260)    $   348,859    $   (78,778)    $ 1,138,142


Issuance of common shares
  under director plan                           1,657           (122)           --              --              137              15


Exercise of stock options
  (including tax benefit)                      51,944            140            --              --              390             530

Sale of shares under
  management share purchase
  plan (including tax benefit)                 71,008            125            (175)           --              747             697

Sale of shares under employee
  share purchase plan
  (including tax benefit)                      50,854            440            --              --             --               440

Amortization of deferred
   Compensation                                  --             --               142            --             --               142

Treasury stock purchased
  (3,435,100 shares)                             --             --              --              --          (29,306)        (29,306)

Net income                                       --             --              --            24,443           --            24,443

                                          -----------    -----------     -----------     -----------    -----------     -----------

Balance at July 24, 1999                  125,163,905    $   868,904     $      (293)    $   373,302    $  (106,810)    $ 1,135,103
                                          ===========    ===========     ===========     ===========    ===========     ===========




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE 13 AND 26 WEEKS ENDED
                         JULY 24, 1999 AND JULY 25, 1998



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

2. The Company's consolidated financial statements for the 13 and 26 weeks ended July 24, 1999 and July 25, 1998 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 23, 1999 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 8, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January.

4. At July 24, 1999, OfficeMax operated a chain of 883 full-size superstores in over 370 markets, 49 states, Puerto Rico and the U.S. Virgin Islands, as well as two smaller format, OfficeMax PDQ stores, two national call centers and 18 delivery centers. Through joint venture partnerships, the Company also operated on an international basis with 20 locations in Mexico and Japan. The joint ventures operate OfficeMax superstores similar to those in the United States.

5. The average common and common equivalent shares utilized in computing diluted earnings per share for the 13 and 26 weeks ended July 24, 1999 include 1,277,092 and 940,600 shares, respectively, resulting from the application of the treasury stock method to outstanding stock options. The average common and common equivalent shares utilized in computing diluted earnings per share for the 13 and 26 weeks ended July 25, 1998 include 2,477,800 and 2,373,210 such shares. Options to purchase 6,300,196 and 6,459,209 shares were excluded from the calculation of diluted earnings per share for the 13 and 26 weeks ended July 24, 1999, respectively, because the exercise prices of the options were greater than the average market price. These shares had weighted average exercise prices of $13.57 and $13.49, respectively. Options to purchase 46,959 shares at a weighted average exercise price of $17.09 were excluded from the calculation of diluted earnings per share for the 26 weeks ended July 25, 1998, because the exercise prices were greater than the average market price. The average market price during the 13 weeks ended July 25, 1998 exceeded the exercise prices of all outstanding options.

6. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate the adoption of the new Statement to have a significant effect on earnings or the financial position of the Company.

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

The following tables summarize the results of the Company's reportable business segments: (Unaudited)

                                                            13 WEEKS ENDED                   26 WEEKS ENDED
                                                   ------------------------------  --------------------------------
     CORE BUSINESS SEGMENT                           JULY 24,         JULY 25,         JULY 24,            JULY 25,
          (Dollars in thousands)                       1999             1998            1999                1998
     --------------------------------------------------------       -------------  --------------        ----------

Sales                                              $  923,165        $  818,788        $2,034,742        $1,786,995
Cost of merchandise sold, including buying
   and occupancy costs                                684,897           610,936         1,516,264         1,333,639
                                                   ----------        ----------        ----------        ----------
Gross profit                                          238,268           207,852           518,478           453,356
Operating income                                       15,288             8,429            64,580            51,990
Net income                                         $    8,012        $    4,538        $   37,331        $   31,957
                                                   ==========        ==========        ==========        ==========

Included in net income of the Core Business Segment is net interest expense of $2,114,000 and $1,012,000 for the 13 weeks ended July 24, 1999 and July 25,
1998, respectively. During the 26 weeks ended July 24, 1999 and July 25, 1998, this segment had net interest expense of $3,266,000 and net interest income of $226,000, respectively. Income tax expense for the Core Business Segment was $5,162,000 and $2,879,000 for the 13 weeks ended July 24, 1999 and July 25,
1998, respectively, and $23,983,000 and $20,259,000 for the 26 weeks ended July 24, 1999 and July 25, 1998, respectively.

                                                          13 WEEKS ENDED                      26 WEEKS ENDED
                                                   ------------------------------      ----------------------------
     COMPUTER BUSINESS SEGMENT                       JULY 24,           JULY 25,         JULY 24,          JULY 25,
          (Dollars in thousands)                       1999               1998             1999              1998
     ---------------------------------------------------------       -----------       ----------        ----------

Sales                                              $   47,298        $   55,682        $  115,131        $  148,549
Cost of merchandise sold, including buying
   and occupancy costs                                 47,816            55,195           117,407           151,228
                                                   ----------        ----------        ----------        ----------
Gross profit (loss)                                      (518)              487            (2,276)           (2,679)
Operating income (loss)                                (8,512)           (2,029)          (19,922)          (14,623)
Net income (loss)                                  $   (5,585)       $   (1,913)       $  (12,888)       $  (10,258)
                                                   ==========        ==========        ==========        ==========

Included in the net loss of the Computer Business Segment is net interest expense of $659,000 and $1,240,000 for the 13 and 26 weeks ended July 24, 1999, respectively. During the 13 and 26 weeks ended July 25, 1998, this segment had net interest expense of $1,097,000 and $2,138,000, respectively. The Computer Business Segment recognized income tax benefit of $3,586,000 and $1,213,000 for the 13 weeks ended July 24, 1999 and July 25, 1998, respectively, and $8,274,000 and $6,503,000 for the 26 weeks ended July 24, 1999 and July 25,
1998, respectively. The total assets of the Computer Business Segment, primarily inventory and accounts receivable, were approximately $96,711,000 and $60,280,000 as of July 24, 1999 and January 23, 1999, respectively. This segment also had accounts payable of $39,826,000 and $14,274,000 as of July 24, 1999 and January 23, 1999, respectively.

There are no intersegment sales or expense allocations. There are no differences between the combined results of the Core and Computer Business Segments and the total Company's results. The Company does not allocate fixed assets or depreciation to the Computer Business Segment. Other than its investments in Mexico, Japan and Brazil, the Company has no international sales or assets.

ITEM 2. MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS

   Consolidated Results

Consolidated sales for the 13 and 26 weeks ended July 24, 1999 increased 11% to $970,463,000 and $2,149,873,000, respectively, from $874,470,000 and
$1,935,544,000 for the comparable periods last year. The increase in consolidated sales was attributable to a full period of sales from the 120 full-size superstores opened during fiscal 1998 and additional sales from 52 new full-size superstores and one smaller format OfficeMax PDQ store opened at various points during the 26 weeks ended July 24, 1999. Consolidated same-store sales decreased by 1% for the second quarter of fiscal 1999 reflecting the impact of a 22% decline in the average retail prices of fax machines, printers and copiers experienced by the Company's Core Business Segment and a 19% decline in the average selling prices for computers experienced by the Company's Computer Business Segment.

Consolidated cost of merchandise sold, including buying and occupancy costs, decreased as a percentage of sales to 75.5% and 76.0% for the 13 and 26 weeks ended July 24, 1999, respectively, from 76.2% and 76.7% for the comparable periods last year. Correspondingly, consolidated gross profit increased as a percentage of sales to 24.5% and 24.0% for the 13 and 26 weeks ended July 24, 1999, respectively. The gross profit increase was primarily due to the Company's continued focus on enhancing its Core Business Segment merchandise assortment to emphasize high-margin items and the Company's deliberate decision to modify its computer assortment and continue to reduce its low or no profit computer promotions.

Consolidated store operating and selling expenses, which consist primarily of store payroll, operating and advertising expenses, increased as a percentage of sales to 20.3% and 18.8% for the 13 and 26 weeks ended July 24, 1999 from 19.7% and 18.4% for the comparable periods a year earlier. The Company experienced a decrease in leverage of store operating and selling expenses primarily due to deflationary retail pricing for business machines and computers along with costs incurred for its accelerated store openings.

Pre-opening expenses were $2,327,000 and $4,497,000 for the 13 and 26 weeks ended July 24, 1999, reflecting the opening of 28 and 52 full-size superstores, respectively. During the comparable prior year periods, pre-opening expenses were $2,876,000 and $4,635,000, reflecting the opening of 21 and 41 full-size superstores, respectively. Also, during the first half of fiscal 1998, the Company opened its PowerMax I distribution facility for which the Company incurred pre-opening expenses of $980,000. Pre-opening expenses, which consist primarily of store payroll, supplies and grand opening advertising, averaged approximately $85,000 per full-size superstore in the current and prior year. Pre-opening expenses increase approximately $25,000 per unit when certain enhanced CopyMax or FurnitureMax features are included in a superstore.

General and administrative expenses were 3.1% and 2.7% of sales for the 13 and 26 weeks ended July 24, 1999, as compared to 2.8% and 2.5% of sales for the comparable prior year periods. These increases reflect the Company's continuing efforts to enhance its infrastructure to support planned growth both in the United States and internationally. The infrastructure enhancements include efforts to strengthen the Company's management team and information technology ("IT") initiatives. The Company is in the process of implementing the SAP system, a fully integrated Enterprise Resource Planning platform that will automate and integrate various business processes of the Company. Conversion to the SAP Human Resources and Finance modules occurred in November 1998 and May 1999, respectively. Conversion to the SAP Retail and Merchandising system is scheduled for the fourth quarter of fiscal 1999.

Goodwill amortization was $2,347,000 and $4,694,000 for the 13 and 26 weeks ended July 24, 1999, versus $2,346,000 and $4,692,000 for same periods a year earlier. Goodwill is capitalized and amortized over 40 years using the straight-line method.

As a result of the foregoing factors, consolidated operating income increased to $6,776,000 and $44,658,000 or 0.7% and 2.1% of sales for the 13 and 26 weeks ended July 24, 1999, respectively, as compared to $6,400,000 and $37,367,000 or 0.7% and 1.9% of sales, for the comparable periods a year earlier.

Interest expense, net, was $2,773,000 and $4,506,000 for the 13 and 26 weeks ended July 24, 1999, respectively, as compared to $2,109,000 and $1,912,000 for the comparable periods a year earlier. The increase in interest expense during the first half of fiscal 1999 was primarily due to increased borrowings to fund the Company's stock repurchase program and accelerate expansion plans.

Income tax expense for the 13 and 26 weeks ended July 24, 1999 was $1,576,000 and $15,709,000, respectively. For the comparable prior year periods, income tax expense was $1,666,000 and 13,756,000, respectively. The effective tax rates for both periods are different from the federal statutory income tax rate primarily as a result of goodwill amortization, tax exempt interest, and state and local taxes.

Consolidated net income, as a result of the foregoing factors, was $2,427,000 and $2,625,000 or 0.3% of sales for the 13 weeks ended July 24, 1999 and July 25, 1998, respectively. Consolidated net income was $24,443,000 and $21,699,000 or 1.1% of sales for the 26 weeks ended July 24, 1999 and July 25, 1998.

BUSINESS SEGMENTS

   Core Business Segment

Sales for the Core Business Segment increased 13% to $923,165,000 for the 13 weeks ended July 24, 1999 from $818,788,000 for the comparable period last year. The increase in the second quarter of fiscal 1999 was due to the additional sales from 131 new full-size superstores and two smaller format OfficeMax PDQ stores opened since the end of the second quarter of fiscal 1998 and a comparable-store sales increase of 1%. Declines in average selling prices for fax machines, printers and copiers reduced the Core Business Segment's comparable-store sales increase by approximately 2% during the quarter. Sales for the Core Business Segment increased 14% to $2,034,742,000 for the 26 weeks ended July 24, 1999 from $1,786,995,000 for the comparable prior year period, primarily as a result of new store openings and a comparable-store sales increase of 2%.

Cost of merchandise sold, including buying and occupancy costs for the Core Business Segment decreased as a percentage of sales to 74.2% and 74.5% for the 13 and 26 weeks ended July 24, 1999, respectively, from 74.6% for the comparable prior year periods. Gross profit for this segment increased to $238,268,000 and $518,478,000 or 25.8% and 25.5% of sales for the 13 and 26 weeks ended July 24, 1999, respectively. The increase was due to the Company's continued focus on enhancing the merchandise assortment of this segment to emphasize high-margin items.

Operating income for the Core Business Segment increased to $15,288,000 and $64,580,000 or 1.7% and 3.2% of sales for the 13 and 26 weeks ended July 24, 1999, respectively, from $8,429,000 and $51,990,000 or 1.0% and 2.9% of sales for the like periods last year. These increases were primarily due to gross profit improvement and improved leverage of certain operating expenses.

Net income for the Core Business Segment increased to $8,012,000 and $37,331,000 or 0.9% and 1.8% of sales for the 13 and 26 weeks ended July 24, 1999, respectively, from $4,538,000 and $31,957,000 or 0.6% and 1.8% of sales for the comparable periods last year.


   Computer Business Segment

Sales for the Computer Business Segment decreased 15% to $47,298,000 for the 13 weeks ended July 24, 1999 from $55,682,000 for the comparable period last year. Same-store sales for the Computer Business Segment declined 31% for the 13 weeks. The reduction in comparable-store sales was due primarily to a 19% reduction in the average selling prices for computers along with the Company's deliberate decision to modify its computer assortment and continue to reduce its low or no profit computer promotions compared to a year ago. Sales for the Computer Business Segment decreased 22% to $115,131,000 for the 26 weeks ended July 24, 1999 from $148,549,000 for the comparable prior year period.

Cost of merchandise sold, including buying and occupancy costs, for the Computer Business Segment increased as a percentage of sales to 101.1% and 102.0% for the 13 and 26 weeks ended July 24, 1999, respectively, from 99.1% and 101.8% for the comparable periods last year, despite merchandise margin improvement during the second quarter of fiscal 1999. The increase in the cost of merchandise sold as a percentage of sales was due primarily to decreased leverage of certain occupancy costs. The decline in leverage was the result of the Company's decision to modify this segment's product assortment and promotions and lower sales volume during the Company's seasonally slowest quarter. Gross profit for the Computer Business Segment was a loss of $518,000 for the 13 weeks ended July 24, 1999, as compared to gross profit of $487,000 for the comparable prior year period. For the 26 weeks ended July 24, 1999, gross profit for the Computer Business Segment was a loss of $2,276,000 as compared to a loss of $2,679,000 in the comparable prior year period.

Operating loss for the Computer Business Segment was $8,512,000 for the 13 weeks ended July 24, 1999, as compared to a loss of $2,029,000 for the like period a year earlier. During the prior year, various computer vendor programs reduced advertising expense and minimized the operating loss. Many of these programs were discontinued in conjunction with the Company's decision to realign its Computer Business Segment and modify its computer assortment during the fourth quarter of fiscal 1998. Operating loss for the Computer Business Segment was $19,922,000 for the 26 weeks ended July 24, 1999, versus a loss of $14,623,000 for the comparable period last year.

Net loss for the Computer Business Segment was $5,585,000 and $12,888,000 for the 13 and 26 weeks ended July 24, 1999, respectively, as compared to a net loss of $1,913,000 and $10,258,000 for the comparable periods last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities generated $45,481,000 of cash during the 26 weeks ended July 24, 1999, which was an increase of $142,848,000 over the prior year. Decreases in inventory and accounts receivable were the primary source of the year-over-year increase. Consolidated inventory decreased $7,696,000 since the year ended January 23, 1999. The decrease in inventory was achieved despite adding merchandise for the 52 new full-size superstores, a smaller format OfficeMax PDQ store and a delivery center that were opened during the first half of fiscal 1999. Further, consolidated inventory decreased 7% year-over-year on a per store basis primarily as a result of the Company's continued focus on its supply-chain management initiatives, including its logistical infrastructure project called PowerMax. Major uses of working capital included accounts payable and accrued liabilities, which decreased $27,504,000 and $58,757,000, respectively during the 26 weeks ended July 25, 1999.

Net cash used for investing activities was $51,048,000 for the 26 weeks ended July 24, 1999, versus $51,729,000 in the comparable prior year period. Capital expenditures, primarily for new and remodeled stores and the Company's IT initiatives, were $48,804,000 during the 26 weeks ended July 24, 1999 and $50,373,000 during the comparable period in the prior year.

Net cash used for financing was $11,736,000 for the 26 weeks ended July 24, 1999. Current year financing activities primarily represent borrowings under the Company's revolving credit facilities, a decrease in overdraft balances and the payment of $29,306,000 for treasury stock purchases. Net cash provided by financing in the comparable prior year period primarily represented borrowings on the Company's revolving credit facilities.

During the second half of fiscal 1999, the Company plans to open approximately 63 new full-size superstores and remodel approximately 24 existing superstores. Management estimates that the Company's cash requirements for opening or remodeling a superstore, exclusive of pre-opening expenses, will be approximately $1,075,000 and $210,000 respectively. For a full-size superstore, the requirements include an average of approximately $425,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $650,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $85,000 per full-size OfficeMax superstore. In select cases, that average is expected to increase by approximately $25,000 when certain enhanced CopyMax or FurnitureMax features are included.

The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings will be sufficient to finance its operations and capital requirements, including its expansion strategy. The Company has $500,000,000 of revolving credit facilities available through June 2002. As of July 24, 1999, the Company had outstanding borrowings of $210,500,000 under its revolving credit facilities at a weighted average interest rate of 5.32%

On August 13, 1998, the Company's Board of Directors increased the Company's authorization to repurchase its common stock on the open market to $200,000,000. As of July 24, 1999, the Company had purchased a total of 11,670,100 shares at a cost of $108,084,000. This included systematic purchases to cover potential dilution from the issuance of shares under the Company's equity-based incentive plans. Future purchases of common shares will depend on the Company's obligation under its equity-based incentive plans, its cash position and market conditions.

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

YEAR 2000 READINESS

The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Time-sensitive computer programs may recognize "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company is engaged in a company-wide project to address the Year 2000 issue. The scope of the Company's Year 2000 project includes: (a) identifying and taking appropriate corrective action to remedy the Company's software, hardware and imbedded technology; (b) working with key third parties with which the Company does business electronically to ensure that such business is not adversely affected by the Year 2000 issue; and (c) contacting other third parties and requesting assurances that such parties and their products will be Year 2000 ready on a timely basis. The Company has assembled a Year 2000 project team that is responsible for the Company's Year 2000 readiness process and ensuring that there are no major interruptions in the Company's operations as a result of the Year 2000 issue. The project team, which includes members of the Company's senior management, has retained an outside contractor to serve as the "Year 2000 Czar". The Year 2000 Czar is responsible for coordinating the Company's Year 2000 project and reporting to management. The Year 2000 Czar provides weekly progress reports to the project team and periodic status reports to the Board of Directors.

The Company has identified both mission critical Year 2000 issues (primarily hardware, operating systems and application systems used in day-to-day operations) and non-mission critical Year 2000 issues related to facilities and product support. The Company is in the process of implementing the SAP system which is expected to resolve potential mission critical problems related to the Year 2000 issue. However, there can be no assurance that the SAP system will be successfully implemented on a timely basis. Accordingly, as a precautionary measure, all current legacy systems scheduled to be replaced by the SAP system are also in the process of being upgraded to Year 2000 ready versions. The Company expects to complete its readiness process for mission critical systems by the end of its third fiscal quarter of 1999.

The Company has determined that it will be required to modify or replace other portions of its software, hardware and imbedded technology, which are not considered mission critical systems, so that they will function properly with respect to the Year 2000 and thereafter. The Company's target for completing its readiness process for non-mission critical systems is also the end of its third fiscal quarter of 1999.

Currently, the Company estimates it has completed 87% of its readiness process for both mission critical and non-mission critical systems and issues. The Company is in the process of developing formal contingency plans in the event that any of its mission critical or non-mission critical Year 2000 issues are not resolved in a timely manner.

While the Company continues to focus on solutions for Year 2000 issues, and expects to complete its project in a timely manner, the Company is in the process of identifying potential major business interruptions that could reasonably likely result from Year 2000 issues and is developing contingency plans to address such potential interuptions. The Company is directly working with key third parties with which the Company does business electronically to remediate and test affected systems. The Company is also in the process of contacting other third parties, including product suppliers, to identify other potential Year 2000 issues. The Company intends to either resolve any issues identified or develop appropriate contingency plans. The Company is also developing contingency plans designed to generally protect the Company from unanticipated Year 2000 business interruptions. Contingency plans are anticipated to include for example, identification of alternative suppliers or service providers and the development of alternative procedures. Regardless of the contingency plans developed, there can be no assurance that the implementation of these plans will be successful.

All costs and expenses incurred relating to the Year 2000 issue are charged against income on a current basis. Based on the Company's most recent evaluation, including internal expenses, the total cost of the Company's Year 2000 project is expected to be approximately $5,000,000, of which approximately $3,000,000 has been incurred through August 31, 1999.

Management's estimates regarding the expected completion dates and cost involved in the Company's Year 2000 project are based on various assumptions regarding future events, including the availability of resources, the success of third parties in addressing their own Year 2000 issues, and other factors. There are significant risks to the Company if the actual completion dates or costs differ materially from expected completion dates and costs. These risks include the need to process transactions manually at increased costs to the Company, potential delays in obtaining key operational data for analysis, and the inability to process customer orders, pay vendors, collect receivables or procure merchandise for resale on a timely basis, and to perform other critical business functions which could have a material adverse effect on the Company's financial position and the results of its operations. Further, the Company cannot reasonably estimate the impact on the Company of key third parties not successfully addressing their own Year 2000 issues. However, the Company's results from operations could be materially adversely affected if third parties (e.g., suppliers, utilities, banks and government entities) have not adequately addressed their respective Year 2000 issues. The most reasonably likely worst case scenario which could result from the failure of the Company or its suppliers or other key third parties to adequately address Year 2000 issues would include a temporary closing of one or more of the Company's stores or distribution facilities or interruption of the Company's ability to receive and process telephone, facsimile or internet orders.

Regarding products it sells, the Company believes that the vendors that supply products to the Company for resale are solely responsible for the Year 2000 functionality of those products. The Company has encouraged its merchandise vendors to disclose any potential effect that the Year 2000 change might have on their products. The Company also encourages its customers to contact the manufacturers directly for specific up-to-date information on individual products.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Portions of this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "plan," "intend," and similar expressions, among others, identify "forward-looking statements," which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those made, projected or implied in such statements. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended January 23, 1999 as filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The Company is exposed to foreign exchange risk through its joint venture partnerships in Mexico, Japan and Brazil. The Company believes its potential exposure to foreign exchange risk is not material.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         A. The 1999 Annual Meeting of Shareholders of OfficeMax, Inc. was held on May 13, 1999. Holders of Common Shares of record at the close of business on March 26, 1999, were entitled to vote at the Annual Meeting of Shareholders.

         B. The following persons were nominated to serve, and were elected, as directors of the Company to serve a term of two years or until their successors are elected: Raymond Bank, Michael Feuer and Carl Glickman. The voting results for each such nominee were as follows:

             Name                     For                      Withheld
             ----                     ---                      --------
         Raymond Bank                97,365,569                1,120,950
         Michael Feuer               97,277,442                1,209,077
         Carl Glickman               97,284,515                1,202,004

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits:

(a)   Exhibits:               .
                27.0          Financial Data Schedule for the period ended
                              July 24, 1999

(b)   Reports on Form 8-K:    None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  OFFICEMAX, INC.

Date:  September 7, 1999          By:
                                      Jeffrey L. Rutherford
                                      ---------------------
                                      Executive Vice President, Chief Financial
                                        Officer
                                       (Principal Financial Officer and
                                         Principal Accounting Officer)