Form 10-Q
period 1999-10-23
OFFICEMAX INC /OH/
filed 1999-12-07
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 23, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                         Commission file number 1-13380
                                               ---------


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
                                                            ----   ----



          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Title of Class                     Shares Outstanding as of
            --------------                         December 1, 1999
             Common Shares                         ----------------
          (without par value)                         125,215,633

                            OFFICEMAX, INC.

                                 INDEX





          Part I - Financial Information                                   Page
          ------------------------------                                   ----

           Item 1.    Financial Statements                                  3-8

           Item 2.    Management's Discussion and Analysis of Financial     9-15
                      Condition and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures About          16
                      Market Risk

          Part II - Other Information
          ---------------------------

           Item 6.    Exhibits and Reports on Form 8-K                        17

          Signature                                                           18

                    PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                            OFFICEMAX, INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)


                                                              October 23,      January 23,
                                                                 1999             1999
                                                              -----------      -----------
ASSETS                                                        (Unaudited)
Current Assets:
  Cash and equivalents                                        $    70,480      $    67,482
  Accounts receivable, net of allowances
    of $600 and $824, respectively                                 80,288          141,800
  Merchandise inventories                                       1,221,177        1,254,761
  Other current assets                                             62,244           39,600
                                                              -----------      -----------
      Total current assets                                      1,434,189        1,503,643

Property and Equipment:
  Buildings and land                                               19,292           19,223
  Leasehold improvements                                          183,405          183,320
  Furniture and fixtures                                          440,353          381,151
                                                              -----------      -----------
  Total property and equipment                                    643,050          583,694
  Less: Accumulated depreciation and amortization                (284,865)        (230,446)
                                                              -----------      -----------
  Property and equipment, net                                     358,185          353,248

Other assets and deferred charges                                  55,928           60,040
Goodwill, net of accumulated amortization
  of $67,663 and $60,621, respectively                            307,923          314,965
                                                              -----------      -----------
                                                              $ 2,156,225      $ 2,231,896
                                                              ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                                    $   650,843      $   625,810
  Accrued expenses and other liabilities                           56,316          121,441
  Accrued salaries and related expenses                            47,866           50,704
  Taxes other than income taxes                                    66,865           58,638
  Revolving credit facility                                       154,700          144,700
  Mortgage loan, current portion                                    1,300            1,300
                                                              -----------      -----------
      Total current liabilities                                   977,890        1,002,593
Mortgage loan                                                      15,450           16,425
Other long-term liabilities                                        70,412           74,736
                                                              -----------      -----------
      Total liabilities                                         1,063,752        1,093,754

Commitments and contingencies                                          --               --

Shareholders' Equity:
  Common shares, without par value; 200,000,000 shares
    authorized; 125,215,633 and 124,988,442 shares issued
    and outstanding, respectively                                 869,119          868,321
  Deferred stock compensation                                        (220)            (260)
  Retained earnings                                               335,862          348,859
  Less:  Treasury stock                                          (112,288)         (78,778)
                                                              -----------      -----------
      Total shareholders' equity                                1,092,473        1,138,142
                                                              -----------      -----------
                                                              $ 2,156,225      $ 2,231,896
                                                              ===========      ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                            OFFICEMAX, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except per share data)
                              (Unaudited)




                                                     13 Weeks Ended                        39 Weeks Ended
                                           --------------------------------      --------------------------------
                                             October 23,        October 24,        October 23,        October 24,
                                                 1999              1998               1999               1998
                                           -------------      -------------      -------------      -------------

Sales                                      $   1,301,774      $   1,152,359      $   3,451,647      $   3,087,903
Cost of merchandise sold, including
  buying and occupancy costs                     990,711            869,080          2,624,382          2,353,947
Inventory markdown charge for
  item rationalization                            83,257                  -             83,257                  -
                                           -------------      -------------      -------------      -------------

Gross profit                                     227,806            283,279            744,008            733,956

Store operating and selling expenses             244,145            195,924            647,701            552,317
Pre-opening expenses                               3,726              3,382              8,223              8,018
General and administrative expenses               32,091             25,283             90,888             72,869
Goodwill amortization                              2,348              2,347              7,042              7,042
                                           -------------      -------------      -------------      -------------

   Total operating expenses                      282,310            226,936            753,854            640,246

Operating income (loss)                          (54,504)            56,343             (9,846)            93,710

Interest expense, net                             (1,899)            (1,478)            (6,405)            (3,389)
                                           -------------      -------------      -------------      -------------

Income (loss) before income taxes                (56,403)            54,865            (16,251)            90,321

Income taxes                                     (18,963)            21,287             (3,254)            35,044
                                           -------------      -------------      -------------      -------------

Net income (loss)                                (37,440)            33,578            (12,997)            55,277
                                           =============      =============      =============      =============

EARNINGS (LOSS) PER COMMON SHARE DATA:
Basic                                              (0.33)              0.27              (0.11)              0.45
                                           =============      =============      =============      =============

Diluted                                            (0.33)              0.27              (0.11)              0.45
                                           =============      =============      =============      =============


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
Basic                                        113,118,570        122,701,610        113,564,059        122,513,410
                                           =============      =============      =============      =============

Diluted                                      113,589,313        123,311,526        114,544,747        124,071,245
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

                            OFFICEMAX, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                              (Unaudited)



                                                                    39 Weeks Ended
                                                              --------------------------
                                                              October 23,    October 24,
                                                                 1999           1998
                                                              ----------     -----------
CASH PROVIDED BY (USED FOR):

OPERATIONS
   Net income (loss)                                          $ (12,997)     $  55,277
   Adjustments to reconcile net income to net cash from
     operating activities:
       Depreciation and amortization                             62,826         53,696
       Deferred income taxes                                      5,808             85
       Increase (decrease) in other long-term liabilities        (4,324)           881
       Other, net                                                   536           (116)
   Change in current assets and current liabilities:
     Decrease (increase) in inventories                          33,584       (146,517)
     Increase in accounts payable                                70,265        155,625
     Decrease (increase) in accounts receivable                  61,512        (46,124)
     (Decrease) in accrued liabilities                          (39,053)        (9,934)
     Other, net                                                  (2,679)        (9,352)
                                                              ---------      ---------
           Net cash provided by operations                      175,478         53,521
                                                              ---------      ---------

INVESTING
   Capital expenditures                                         (81,787)       (82,614)
   Other, net                                                      (398)        (6,928)
                                                              ---------      ---------
           Net cash used for investing                          (82,185)       (89,542)
                                                              ---------      ---------

FINANCING
   Payments of mortgage principal                                  (975)          (975)
   Increase in revolving credit facilities                       10,000         83,700
   Advanced payment for leased facility                         (21,376)             -
   Decrease in overdraft balances                               (45,232)       (14,417)
   Purchase of treasury stock                                   (34,841)       (56,999)
   Proceeds from issuance of common stock, net                    2,129          5,636
                                                              ---------      ---------
           Net cash (used for) provided by financing            (90,295)        16,945
                                                              ---------      ---------

CASH AND CASH EQUIVALENTS
   Net increase (decrease) for the period                         2,998        (19,076)
   Balance, beginning of period                                  67,482         66,801
                                                              ---------      ---------
   Balance, end of period                                     $  70,480      $  47,725
                                                              =========      =========

SUPPLEMENTAL INFORMATION

   Interest paid on debt                                      $   8,240      $   4,208
                                                              =========      =========
   Taxes paid on income                                       $  24,731      $  36,427
                                                              =========      =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            OFFICEMAX, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        (Dollars in thousands)
                              (Unaudited)



                                         Common Shares                Deferred
                                   ---------------------------         Stock          Retained        Treasury
                                      Shares          Amount        Compensation      Earnings          Stock            Total
                                   -----------     -----------      -----------      -----------     -----------      -----------

Balance at January 23, 1999        124,988,442     $   868,321      $      (260)     $   348,859     $   (78,778)     $ 1,138,142


Issuance of common shares
  under director plan                    2,713            (125)              --               --             147               22


Exercise of stock options
  (including tax benefit)               55,769             124               --               --             437              561

Sale of shares under
  management share purchase
  plan (including tax benefit)          70,496             125             (175)              --             747              697

Sale of shares under employee
  share purchase plan
  (including tax benefit)               98,213             674               --               --              --              674

Amortization of deferred
  compensation                              --              --              215               --              --              215

Treasury stock purchased
  (4,467,100 shares)                        --              --               --               --         (34,841)         (34,841)

Net loss                                    --              --               --          (12,997)             --          (12,997)

                                   -----------     -----------      -----------      -----------     -----------      -----------
Balance at October 23, 1999        125,215,633     $   869,119      $      (220)     $   335,862     $  (112,288)     $ 1,092,473
                                   ===========     ===========      ===========      ===========     ===========      ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            OFFICEMAX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE 13 AND 39 WEEKS ENDED
                 OCTOBER 23, 1999 AND OCTOBER 24, 1998


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

2. The Company's consolidated financial statements for the 13 and 39 weeks ended October 23, 1999 and October 24, 1998 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 23, 1999 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 8, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January.

4. At October 23, 1999, OfficeMax operated a chain of 922 full-size superstores in over 370 markets, 49 states, Puerto Rico and the U.S. Virgin Islands, as well as three smaller format, OfficeMax PDQ stores, two national call centers and 19 delivery centers. Through joint venture partnerships, the Company also operated 21 international locations in Brazil, Japan and Mexico. The joint ventures operate OfficeMax superstores similar to those in the United States.

5. The average common and common equivalent shares utilized in computing diluted earnings per share for the 13 and 39 weeks ended October 23, 1999 include 470,743 and 980,688 shares, respectively, resulting from the application of the treasury stock method to outstanding stock options. The average common and common equivalent shares utilized in computing diluted earnings per share for the 13 and 39 weeks ended October 24, 1998 include 609,917 and 1,557,835 such shares, respectively. Options to purchase 10,275,419 and 6,400,721 shares were excluded from the calculation of diluted earnings per share for the 13 and 39 weeks ended October 23, 1999, respectively, because the exercise prices of the options were greater than the average market price. These shares had weighted average exercise prices of $11.43 and $13.54, respectively. Options to purchase 7,764,307 and 887,530 shares were excluded from the calculation of diluted earnings per share for the 13 and 39 weeks ended October 24, 1998, respectively, because the exercise prices of the options were greater than the average market price. These shares had weighted average exercise prices of $13.68 and $16.50, respectively.

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

     The following tables summarize the results of the Company's reportable business segments:
     (Unaudited)


                                                           13 WEEKS ENDED                  39 WEEKS ENDED
                                                     -----------------------------   ----------------------------
     CORE BUSINESS SEGMENT                           OCTOBER 23,      OCTOBER 24,    OCTOBER 23,      OCTOBER 24,
       (Dollars in thousands)                           1999             1998           1999             1998
     ----------------------------------------------------------      -------------   -----------     ------------

     Sales                                          $ 1,219,356      $ 1,061,374     $ 3,254,098     $ 2,848,369
     Cost of merchandise sold, including buying
        and occupancy costs                             908,261          778,077       2,424,525       2,111,715
     Inventory markdown charge for
        item rationalization                             83,257                -          83,257               -
                                                    -----------      -----------     -----------     -----------
     Gross profit                                       227,838          283,297         746,316         736,654
     Operating income (loss)                            (44,795)          62,493          19,785         114,484
     Net income (loss)                              $   (30,899)     $    38,126     $     6,432     $    70,084
                                                    ===========      ===========     ===========     ===========


     Included in net income (loss) of the Core Business Segment is net interest expense of $867,000 and $197,000 for the 13 weeks ended October 23, 1999 and October 24, 1998, respectively. During the 39 weeks ended October 23, 1999 and October 24, 1998, this segment had net interest expense of $4,133,000 and net interest income of $30,000, respectively. Income taxes for the Core Business Segment were a net benefit of $14,763,000 and expense of $24,170,000 for the 13 weeks ended October 23, 1999 and October 24, 1998, respectively, and an expense of $9,220,000 and $44,430,000 for the 39 weeks ended October 23, 1999 and October 24, 1998, respectively.


                                                          13 WEEKS ENDED              39 WEEKS ENDED
                                                    --------------------------    -------------------------
     COMPUTER BUSINESS SEGMENT                      OCTOBER 23,    OCTOBER 24,    OCTOBER 23,   OCTOBER 24,
      (Dollars in thousands)                           1999           1998           1999          1998
     ----------------------------------------------------------    -----------    -----------   -----------

     Sales                                          $  82,418      $  90,985      $ 197,549      $ 239,534
     Cost of merchandise sold, including buying
        and occupancy costs                            82,450         91,003        199,857        242,232
                                                    ---------      ---------      ---------      ---------
     Gross loss                                           (32)           (18)        (2,308)        (2,698)
     Operating loss                                    (9,709)        (6,150)       (29,631)       (20,774)
     Net loss                                       $  (6,541)     $  (4,548)     $ (19,429)     $ (14,807)
                                                    =========      =========      =========      =========


     Included in the net loss of the Computer Business Segment is net interest expense of $1,032,000 and $2,272,000 for the 13 and 39 weeks ended October 23, 1999, respectively. During the 13 and 39 weeks ended October 24, 1998, this segment had net interest expense of $1,281,000 and $3,419,000, respectively. The Computer Business Segment recognized income tax benefit of $4,200,000 and $2,883,000 for the 13 weeks ended October 23, 1999 and October 24, 1998, respectively, and $12,474,000 and $9,386,000 for the 39 weeks ended October 23, 1999 and October 24, 1998, respectively. The total assets of the Computer Business Segment, primarily inventory and accounts receivable, were approximately $89,279,000 and $60,280,000 as of October 23, 1999 and January 23, 1999, respectively. This segment also had accounts payable of $24,625,000 and $14,274,000 as of October 23, 1999 and January 23, 1999, respectively.

     There are no intersegment sales or expense allocations. There are no differences between the combined results of the Core and Computer Business Segments and the total Company's results. The Company does not allocate fixed assets or depreciation to the Computer Business Segment. Other than its investments in Brazil, Japan and Mexico, the Company has no international sales or assets.

ITEM 2. MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------

   Consolidated Results

Consolidated sales for the 13 and 39 weeks ended October 23, 1999 increased 13% and 12%, respectively, to $1,301,774,000 and $3,451,647,000, respectively, from $1,152,359,000 and $3,087,903,000 for the comparable periods last year. The increase in consolidated sales was attributable to a full period of sales from the 120 full-size superstores opened during fiscal 1998 and additional sales from 90 (net) new full-size superstores and two smaller format OfficeMax PDQ stores opened at various points during the 39 weeks ended October 23, 1999. Consolidated same-store sales increased by 1% for the third quarter of fiscal 1999 reflecting the impact of a decline of approximately 16% in the average retail prices of fax machines, printers and copiers experienced by the Company's Core Business Segment and a decline of approximately 19% in the average selling prices for computers experienced by the Company's Computer Business Segment.

Consolidated cost of merchandise sold, including buying and occupancy costs and excluding the $83,257,000 inventory markdown charge recorded by the Company's Core Business Segment related to the Company's program of merchandise and vendor rationalization, increased as a percentage of sales to 76.1% for the 13 weeks ended October 23, 1999, from 75.4% for the comparable period last year. Consolidated cost of merchandise sold, including buying and occupancy costs and excluding the inventory markdown charge, decreased as a percentage of sales to 76.0% for the 39 weeks ended October 23, 1999, from 76.2% for the comparable period last year. Correspondingly, consolidated gross profit, excluding the inventory markdown charge, was 23.9% and 24.0% for the 13 and 39 weeks ended October 23, 1999, respectively, as compared to 24.6% and 23.8% for the comparable prior year periods. The current quarter decrease in gross profit was primarily due to decreased leverage of costs from the Company's current supply-chain process as well as reduced income from vendor support programs eliminated through the Company's merchandise and vendor rationalization programs. The year-to-date gross profit increase was primarily due to the Company's deliberate decision to modify its computer assortment and continue to reduce its low or no profit computer promotions. Including the inventory markdown charge, consolidated cost of merchandise sold, including buying and occupancy costs was 82.5% and 78.4% of sales for the 13 and 39 weeks ended October 23, 1999, respectively. Consolidated gross profit, including the inventory markdown charge, was 17.5% and 21.6% of sales for the 13 and 39 weeks ended October 23, 1999, respectively.

Consolidated store operating and selling expenses, which consist primarily of store payroll, operating and advertising expenses, increased as a percentage of sales to 18.8% for the 13 and 39 weeks ended October 23, 1999 from 17.0% and 17.9% for the comparable periods a year earlier. Store operating and selling expenses were impacted by costs associated with the Company's decision to accelerate its supply-chain management initiative. These costs include additional advertising expense incurred in connection with the product clearance event that began in the third quarter, as well as reduced income from vendor support programs eliminated through the Company's merchandise and vendor rationalization programs. Further, the Company experienced a decrease in leverage of store operating and selling expenses primarily due to deflationary retail pricing for business machines and computers along with costs incurred for its accelerated store openings.

Pre-opening expenses were $3,726,000 and $8,223,000 for the 13 and 39 weeks ended October 23, 1999, reflecting the opening of 39 and 91 full-size superstores, respectively. During the comparable prior year periods, pre-opening expenses were $3,382,000 and $8,018,000, reflecting the opening of 38 and 79 full-size superstores, respectively. Also, during the first half of fiscal 1998, the Company opened its PowerMax I merchandise distribution facility for which the Company incurred pre-opening expenses of $980,000. Pre-opening expenses, which consist primarily of store payroll, supplies and grand opening advertising, averaged approximately $85,000 per full-size superstore in the current and prior year. Pre-opening expenses increase approximately $25,000 per unit when certain enhanced CopyMax or FurnitureMax features are included in a superstore. As a result of adopting Statement of Position 98-5, "Reporting Costs of Start-up Activities", in its financial statements for the year ended January 23, 1999, the

Company's pre-opening expenses for the 13 and 39 weeks ended October 23, 1999 include pre-opening expenses for stores that are not yet opened. Such amounts are not included in the comparable prior year periods.

General and administrative expenses were 2.5% and 2.6% of sales for the 13 and 39 weeks ended October 23, 1999, as compared to 2.2% and 2.4% of sales for the comparable prior year periods. These increases reflect the Company's continuing efforts to enhance its infrastructure to support planned growth both in the United States and internationally. The infrastructure enhancements include efforts to strengthen the Company's management team and information technology ("IT") initiatives. The Company is in the process of implementing the SAP system, a fully integrated Enterprise Resource Planning platform that will automate and integrate various business processes of the Company. Conversion to the SAP Human Resources and Finance modules occurred in November 1998 and May 1999, respectively. Conversion to the SAP Retail and Merchandising system is expected to occur at the beginning of fiscal year 2000.

Goodwill amortization was $2,348,000 and $7,042,000 for the 13 and 39 weeks ended October 23, 1999, respectively, versus $2,347,000 and $7,042,000 for same periods a year earlier. Goodwill is capitalized and amortized over 40 years using the straight-line method.

As a result of the foregoing factors, consolidated operating income, excluding the inventory markdown charge, decreased to $28,753,000 and $73,411,000 or 2.2% and 2.1% of sales for the 13 and 39 weeks ended October 23, 1999, respectively, as compared to $56,343,000 and $93,710,000 or 4.9% and 3.0% of sales, for the comparable periods a year earlier. Including the inventory markdown charge, consolidated operating income was a loss of $54,504,000 and $9,846,000 for the 13 and 39 weeks ended October 23, 1999, respectively.

Interest expense, net, was $1,899,000 and $6,405,000 for the 13 and 39 weeks ended October 23, 1999, respectively, as compared to $1,478,000 and $3,389,000 for the comparable periods a year earlier. The increase in interest expense during fiscal 1999 was primarily due to increased borrowings to fund the Company's stock repurchase program and accelerated expansion plans.

Income tax expense for the 13 and 39 weeks ended October 23, 1999 was a net benefit of $18,963,000 and $3,254,000, respectively. For the comparable prior year periods, income tax expense was $21,287,000 and 35,044,000, respectively. The effective tax rates for both periods are different from the federal statutory income tax rate primarily as a result of goodwill amortization, tax exempt interest, and state and local taxes. The Company expects the effective tax rate for fiscal 1999, excluding the inventory markdown charge, to be approximately 40%. The Company recognized income tax benefit on the inventory markdown charge at a 36% effective rate.

As a result of the foregoing factors, net income for the 13 and 39 weeks ended October 23, 1999, excluding the inventory markdown charge, was $15,844,000 and $40,287,000, respectively, or 1.2% of sales. Net income was $33,578,000 and $55,277,000 or 2.9% and 1.8% of sales for the 13 and 39 weeks ended October 24, 1998, respectively. The inventory markdown charge reduced net income for the 13 and 39 weeks ended October 23, 1999 by $53,284,000 resulting in a net loss of $37,440,000 and $12,997,000, respectively.

BUSINESS SEGMENTS
-----------------

   Core Business Segment

Sales for the Core Business Segment increased 15% to $1,219,356,000 for the 13 weeks ended October 23, 1999 from $1,061,374,000 for the comparable period last year. The increase in the third quarter of fiscal 1999 was due to the additional sales from 131 (net) new full-size superstores and two smaller format OfficeMax PDQ stores opened since the end of the third quarter of fiscal 1998 and a comparable-store sales increase of 3%. Declines in average selling prices for fax machines, printers and copiers reduced the Core Business Segment's comparable-store sales increase by approximately 1% during the quarter. Sales for the Core Business Segment increased 14% to $3,254,098,000 for the 39 weeks ended October 23, 1999 from $2,848,369,000 for the comparable prior year period, primarily as a result of new store openings and a comparable-store sales increase of 2%.

Cost of merchandise sold, including buying and occupancy costs and excluding the inventory markdown charge for the Core Business Segment increased as a percentage of sales to 74.5% for the 13 and 39 weeks ended October 23, 1999, from 73.3% and 74.1% for the comparable prior year periods. Gross profit for this segment, excluding the inventory markdown charge, was $311,095,000 and $829,573,000 or 25.5% of sales for the 13 and 39 weeks ended October 23, 1999, respectively, as compared to $283,297,000 and $736,654,000 or 26.7% and 25.9% of
sales for the like periods last year.

In order to effect the acceleration of the Company's supply-chain management initiative, which includes the development and opening of four mega, 600,000 to 750,000-square-feet, "PowerMax" supply-chain distribution centers and the implementation of the Company's new SAP software warehouse management system, the Company decided to eliminate select current products on hand as part of its program of merchandise and vendor rationalization. In connection with this decision, the Company recorded a non-cash markdown charge of $83,257,000 pre-tax. The charge provided for the liquidation of merchandise that is not expected to be part of the Core Business Segment's ongoing product offering. Including the inventory markdown charge, gross profit was $227,838,000 and $746,316,000 or 18.7% and 22.9% of sales for the 13 and 39 weeks ended October 23, 1999, respectively.

Operating income for the Core Business Segment, excluding the inventory markdown charge, decreased to $38,462,000 and $103,042,000 or 3.2% of sales for the 13 and 39 weeks ended October 23, 1999, respectively, from $62,493,000 and $114,484,000 or 5.9% and 4.0% of sales for the like periods last year. The decrease in operating income was primarily due to increased store operating and selling expenses related to the Company's decision to accelerate its supply-chain management initiative, including increased advertising expenses and reduced vendor income. Including the inventory markdown charge, operating income for the Core Business Segment was a loss of $44,795,000 and income of $19,785,000 for the 13 and 39 weeks ended October 23, 1999, respectively.

Net income for the Core Business Segment, excluding the inventory markdown charge, decreased to $22,385,000 and $59,716,000 or 1.8% of sales for the 13 and 39 weeks ended October 23, 1999, respectively, from $38,126,000 and $70,084,000 or 3.6% and 2.5% of sales for the comparable periods last year. The inventory markdown charge reduced the net income of the Core Business Segment by $53,284,000 resulting in a net loss of $30,899,000 for the 13 weeks ended October 23, 1999 and net income of $6,432,000 for the 39 weeks ended October 23, 1999.


   Computer Business Segment

Sales for the Computer Business Segment decreased 9% to $82,418,000 for the 13 weeks ended October 23, 1999 from $90,985,000 for the comparable period last year. Same-store sales for the Computer Business Segment declined 26% for the 13 weeks. The reduction in comparable-store sales was due primarily to a reduction of approximately 19% in the average selling prices for computers along with the Company's deliberate decision to modify its computer assortment and continue to reduce its low or no profit computer promotions compared to a year ago. Sales for the Computer Business Segment decreased 18% to $197,549,000 for the 39 weeks ended October 23, 1999 from $239,534,000 for the comparable prior year period.

Cost of merchandise sold, including buying and occupancy costs, for the Computer Business Segment as a percentage of sales was 100.0% for the 13 weeks ended October 23, 1999 and October 24, 1998. Cost of merchandise sold, including buying and occupancy costs, for this segment increased as a percentage of sales for the 39 weeks ended October 23, 1999 to 101.2% from 101.1% for the comparable prior year period. The increase in the cost of merchandise sold as a percentage of sales was due primarily to decreased leverage of certain occupancy costs. The decline in leverage was the result of the Company's decision to modify this segment's product assortment and promotions. Gross profit for the Computer Business Segment was a loss of $32,000 and $2,308,000 for the 13 and 39 weeks ended October 23, 1999, respectively, as compared to a loss of $18,000 and $2,698,000 for the comparable prior year periods.

Operating loss for the Computer Business Segment was $9,709,000 and $29,631,000 for the 13 and 39 weeks ended October 23, 1999, respectively, as compared to $6,150,000 and $20,774,000 for the like periods a year earlier. During the prior year, various computer vendor programs reduced advertising expense and minimized the operating loss. Many of these programs were discontinued in conjunction with the Company's decision to realign its Computer Business Segment and modify its computer assortment during the fourth quarter of fiscal 1998.

Net loss for the Computer Business Segment was $6,541,000 and $19,429,000 for the 13 and 39 weeks ended October 23, 1999, respectively, as compared to a net loss of $4,548,000 and $14,807,000 for the comparable periods last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operating activities generated $175,478,000 of cash during the 39 weeks ended October 23, 1999, which was an increase of $121,957,000 over the prior year. A decrease in accounts receivable was the primary source of the year-over-year cash increase, partially offset by a lesser increase in accounts payable during the first nine months of fiscal 1999. Consolidated inventory decreased $33,584,000 since the year ended January 23, 1999. The effect of the inventory markdown was offset by the merchandise added for the 90 (net) new full-size superstores, two smaller format OfficeMax PDQ stores and a delivery center that were opened during the first 39 weeks of fiscal 1999. Consolidated inventory decreased 10% year-over-year on a per store basis, excluding the effects of the inventory markdown charge recorded in the current year. The per store inventory decrease was primarily a result of the Company's continued focus on its supply-chain management initiatives. Major uses of working capital included accrued expenses and other liabilities, which decreased $39,053,000 during the 39 weeks ended October 23, 1999.

Net cash used for investing activities was $82,185,000 for the 39 weeks ended October 23, 1999, versus $89,542,000 in the comparable prior year period. Capital expenditures, primarily for new and remodeled stores and the Company's IT initiatives, were $81,787,000 during the 39 weeks ended October 23, 1999 and $82,614,000 during the comparable period in the prior year.

Net cash used for financing was $90,295,000 for the 39 weeks ended October 23, 1999. Current year financing activities primarily represent borrowings under the Company's revolving credit facilities, a decrease in overdraft balances and receivables for advanced payment for leased facilities, and the payment of $34,841,000 for treasury stock purchases. Net cash provided by financing in the comparable prior year period primarily represented borrowings on the Company's revolving credit facilities and the payment of $56,999,000 for treasury stock purchases.

Since the end of the third quarter, the Company opened 24 new full-size superstores and expects to remodel approximately 20 existing superstores during the remainder of the year. Management estimates that the Company's cash requirements for opening or remodeling a superstore, exclusive of pre-opening expenses, will be approximately $1,075,000 and $210,000 respectively. For opening a full-size superstore, the requirements include an average of approximately $425,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $650,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $85,000 per full-size OfficeMax superstore. In select cases, that average is expected to increase by approximately $25,000 when certain enhanced CopyMax or FurnitureMax features are included.

The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings will be sufficient to finance its operations and capital requirements, including its expansion strategy. The Company has $500,000,000 of revolving credit facilities available through June 2002. As of October 23, 1999, the Company had outstanding borrowings of $154,700,000 under its revolving credit facilities at a weighted average interest rate of 5.58%

During the third quarter of fiscal 1999, the Company began operations at its PowerMax facility in Hazleton, Pennsylvania, which is part of a planned network of up to four 600,000 to 750,000- square-foot supply-chain distribution centers. The Company is financing the Hazleton facility, including the land, building and equipment as an operating lease utilizing a commercial paper conduit funding source. During the fourth quarter of fiscal 1999 the Company expects to finalize similar financing for a PowerMax facility located in the Southeast, which is scheduled to open in June 2000. The Company is evaluating various financing alternatives for the remaining facilities, including other operating lease structures. If the Company elects to finance the remaining facilities by means other than an operating lease, it expects the cash requirements for opening a PowerMax supply-chain distribution center, exclusive of pre-opening expenses, would be approximately $50,000,000, including land, buildings and equipment.

On August 13, 1998, the Company's Board of Directors increased the Company's authorization to repurchase its common stock on the open market to $200,000,000. As of October 23, 1999, the Company had purchased a total of 12,702,100 shares at a cost of $113,619,000. This included systematic purchases to cover potential dilution from the issuance of shares under the Company's equity-based incentive plans. Future purchases of common shares will depend on the Company's obligation under its equity-based incentive plans, its cash position and market conditions.

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

The Company has identified both mission critical Year 2000 issues (primarily hardware, operating systems and application systems used in day-to-day operations) and non-mission critical Year 2000 issues related to facilities and product support. Although testing will continue, the Company has completed its readiness process for mission critical systems. The Company has determined that it will be required to modify or replace other portions of its software, hardware and imbedded technology, which are not considered mission critical systems, so that they will function properly with respect to the Year 2000 and thereafter. Currently, the Company estimates it has completed 95% of its readiness process for non-mission critical systems and issues. The Company expects to complete its readiness process for non-mission critical systems by the end of 1999. The Company has developed contingency plans in the event that any of its non-mission critical Year 2000 issues are not resolved in a timely manner.

While the Company continues to focus on solutions for Year 2000 issues, and expects to complete its project in a timely manner, the Company has identified potential major business interruptions that could reasonably likely result from Year 2000 issues and is developing contingency plans to address such potential interruptions, as well as general plans to address unforeseen problems. The Company is directly working with key third parties with which the Company does business electronically to remediate and test affected systems. The Company is also in the process of contacting other third parties, including product suppliers, to identify other potential Year 2000 issues. The Company intends to either resolve any issues identified or develop appropriate contingency plans. Contingency plans are anticipated to include for example, identification of alternative suppliers or service providers and the development of alternative procedures. Regardless of the contingency plans developed, there can be no assurance that the implementation of these plans will be successful.

All costs and expenses incurred relating to the Year 2000 issue are charged against income on a current basis. Based on the Company's most recent evaluation, including internal expenses, the total cost of the Company's Year 2000 project is expected to be approximately $5,000,000, of which approximately $3,200,000 has been incurred through October 30, 1999.

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

Regarding products it sells, the Company believes that the vendors that supply products to the Company for resale are solely responsible for the Year 2000 functionality of those products. The Company has encouraged its merchandise vendors to disclose any potential effect that the Year 2000 change might have on their products. The Company also encourages its customers to contact the manufacturers directly for specific up-to-date information on individual products. Brochures and other references to our suppliers web sites, phone numbers, etc. have been placed in all of our stores.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------


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

The Company is exposed to foreign exchange risk through its joint venture partnerships in Brazil, Japan and Mexico. The Company believes its potential exposure to foreign exchange risk is not material.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

Exhibits:

(a) Exhibits:
            27.0          Financial Data Schedule for the period ended
                          October 23, 1999

(b) Reports on Form 8-K:  None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OFFICEMAX, INC.

Date: December 6, 1999           By:  /s/ Jeffrey L. Rutherford
                                    ----------------------------------------
                                    Jeffrey L. Rutherford
                                    Senior Executive Vice President, Chief
                                      Financial Officer (Principal Financial
                                      Officer and Principal Accounting
                                      Officer)