Form 10-K405
period 2000-01-22
OFFICEMAX INC /OH/
filed 2000-04-21
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended JANUARY 22, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission file number 1-13380

                                 OFFICEMAX, INC.
             (Exact name of registrant as specified in its charter)

                            OHIO                                                  34-1573735
                            ----                                                  ----------
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

       PREFERRED SHARE PURCHASE RIGHTS                            NEW YORK STOCK EXCHANGE


        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X Yes    No
                                   --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 10, 2000 was approximately $675,761,892.

The number of Common Shares, without par value, of the registrant outstanding as of April 10, 2000 was 112,626,982.

                                TABLE OF CONTENTS

                Item No.                                                                                   Page No.
                --------                                                                                  -----------
    Part I
                 1.   Business                                                                                3
                 2.   Properties                                                                              14
                 3.   Legal Proceedings                                                                       15
                 4.   Submission of Matters to a Vote of Security Holders                                     15

   Part II
                 5.   Market for Registrant's Common Shares and Related Shareholder Matters                   16
                 6.   Selected Financial Data                                                                 17
                 7.   Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                             18
                7A.   Quantitative and Qualitative Disclosures About Market Risk                              24
                 8.   Financial Statements and Supplementary Data                                             24
                 9.   Changes in and Disagreements with Accountants on Accounting and                         24
                            Financial Disclosures
   Part III
                10.   Directors and Executive Officers of the Registrant                                      25
                11.   Executive Compensation                                                                  27
                12.   Security Ownership of Certain Beneficial Owners and Management                          30
                13.   Certain Relationships and Related Transactions                                          31
   Part IV
                14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        32

                Signatures                                                                                    33
                Exhibit Index                                                                                 34



                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

           Portions of this Annual Report on Form 10-K (including information incorporated by reference) include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," "plan," "intend," "forecast," and similar expressions, among others, identify "forward-looking statements," which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those made, projected or implied in such statements. The most significant of such risks, uncertainties and other factors are described in this report and Exhibit 99.1 to this Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         OfficeMax, Inc. ("OfficeMax" or the "Company") is the largest operator of high-volume, deep-discount office products superstores in the United States in terms of the number of stores and breadth of geographic coverage. As of January 22, 2000, OfficeMax operated 946 superstores in over 370 markets in 49 states, Puerto Rico and the U.S. Virgin Islands. OfficeMax also operates smaller format OfficeMax PDQ(SM) stores. Additionally, the Company operates OfficeMax.com(SM), its eCommerce business, primarily a business-to-business Internet site, (at http://www.officemax.com) which offers a broad selection of office products and business services via the Internet. Through joint venture partnerships, OfficeMax operates international locations in Brazil, Japan and Mexico. The Company has two national call centers and 19 delivery centers throughout the United States and Puerto Rico to serve OfficeMax.com and the Company's catalog and direct marketing business.

         The typical full-size OfficeMax superstore is approximately 23,500 square feet and offers over 8,000 office products and related items. The layout of the Company's eighth superstore iteration since inception, known within the Company as "Millennium 8.0", focuses on the higher profit margin items of the Company's office supply business. Within each superstore, prominent signage highlights the Company's marketing concepts: Supplies (office supplies), TechMax(R) (electronics, business machines, computers and related items), CopyMax(SM) (print-for-pay services), and FurnitureMax(R) (office furniture).

         OfficeMax.com, offers over 20,000 office products and an expanding selection of business services. OfficeMax.com targets small business and home office customers and offers many features to add to the site's convenience and functionality such as express orders for frequently purchased products, usage reporting, online order tracking, convenient order-by-number features and an informational resource center. Additionally, OfficeMax.com visitors can take advantage of @MaxSolutions, a small business resource center offering customers an array of communications, eBusiness services, marketing and financial services.

         The Company markets its merchandise primarily to tiny, small and medium-size businesses, home office customers and individual consumers. By extending its marketing channels to include direct catalog and a commercial sales force, OfficeMax also serves the larger corporate customer.

         The following table summarizes the Company's domestic superstore opening activity by fiscal year, including Puerto Rico and the U.S. Virgin
Islands:

   FISCAL           STORES         STORES          STORES
    YEAR            OPENED          CLOSED         ACQUIRED         TOTAL
-----------------------------------------------------------------------------

    1988                3              -               -               3
    1989                8              -               -              11
    1990               23              -              12              46
    1991               33              -               -              79
    1992               61              2              41             179
    1993               53              9             105             328
    1994               70             10               -             388
    1995               80              -               -             468
    1996               96              -               -             564
    1997              150              1               -             713
    1998              120              1               -             832
    1999              115              1               -             946



        Through its joint venture partnerships, the company has expanded internationally by opening two superstores in fiscal year 1996, eight superstores in fiscal year 1997, seven superstores in fiscal year 1998 and seven superstores in fiscal year 1999.

INDUSTRY OVERVIEW

         Over the past approximately 12 years, the office products industry has experienced rapid growth which the Company believes is attributable primarily to a shift in the United States economy to become more service oriented and the increasing utilization of technology, such as fax machines, cellular phones, computers and the Internet. The Company believes that these trends will continue to expand the office products industry and will create opportunities for continued growth for operators of high-volume office products superstores such as OfficeMax and for eCommerce sites offering office products and business services such as OfficeMax.com.

         Tiny, Small and Medium-Size Businesses and Consumer Markets. The Company's target customers are tiny (one to four employees), small (five to 99 employees) and medium (100 to 300 employees) size businesses, along with home office customers and individual consumers. Prior to the advent of the office products superstore concept in the mid to late 1980's, these markets were served primarily by traditional office products retailers which typically operated small stores offering limited services and a limited selection of in-stock merchandise purchased from wholesalers or other distributors and sold to the ultimate consumer at manufacturers' suggested retail or catalog list prices. Conversely, office products superstores, such as OfficeMax, feature a wide selection of name-brand and private-label merchandise purchased directly from manufacturers and sold at deep-discount prices that are typically 30% to 70% below manufacturers' suggested retail and catalog list prices. As a result of their ability to offer selection, service and discount prices, office products superstores are capturing an increasing percentage of the retail office products market in the United States.

         Large Business Market. Large businesses, employing over 300 people, have historically been served primarily by traditional commercial office suppliers, known as "contract stationers," which provide their large business customers with a wide variety of office products purchased from manufacturers and intermediate wholesalers, generally for next business day delivery. Contract stationers typically utilize an in-house, commissioned sales force to solicit orders from the purchasing departments of their customers, which order merchandise from the contract stationer's or an intermediate wholesaler's catalog at a "contracted" rate.

BUSINESS SEGMENTS

         The Company has three business segments: the Core Business Segment, the Computer Business Segment and the OfficeMax.com Segment. The operations of the Company's retail stores, call centers and outside sales force are included in either the Core Business Segment or the Computer Business Segment. The Core Business Segment includes office supplies, business machines, peripherals, print-for-pay services and office furniture. The Computer Business Segment includes desktop and laptop personal computers and computer monitors. The OfficeMax.com Segment represents the operations of the Company's Internet site.

CORE AND COMPUTER BUSINESS SEGMENTS

         Business Strategy
         -----------------

Core Business Segment. The Company's strategy for its Core Business Segment is to enhance market share, be a leading provider of office products, supplies and services in each of the markets in which it competes and continue expanding into new markets, including international expansion. The key elements of this strategy are as follows:

                  - Extensive Selection of Merchandise in an Easy-to-Shop Presentation. Each OfficeMax superstore offers over 8,000 stock keeping units ("SKUs") of quality, name-brand and private-label merchandise. This offering represents a breadth and depth of in-stock items that are not available from traditional office products retailers, mass merchandisers or wholesale clubs. The Company's merchandise presentation is highlighted by wide aisles with open ceilings, bright lighting, colorful signage and bold graphics. This easy-to-shop presentation is designed to enhance customer convenience, create an enjoyable shopping experience and promote impulse buying, thereby increasing sales.

                  - Everyday Low Prices. The Company's everyday low price policy is to offer deep-discount prices that are typically 30% to 70% below manufacturers' suggested retail and catalog list prices. In addition, the Company guarantees its low prices up to 155%. OfficeMax will match any advertised price or refund the difference between a lower advertised price and the price paid at OfficeMax within seven days of the original purchase. An additional 55% merchandise credit (up to $55.00) will be issued if the lower price is from an office products superstore such as Staples, Inc. ("Staples") or Office Depot, Inc. ("Office Depot"). The 155% Low Price Guarantee does not apply to a variety of electronic and digital products such as printers, digital photography and computers.

                  - Customer Service. To develop and maintain customer loyalty, OfficeMax emphasizes a customer-centric culture that focuses associates on making customer service their number one priority. The Company views the quality of its customers' interaction with its associates as critical to its success. To this end, the Company emphasizes training and personnel development, seeks to attract and retain well-qualified, highly motivated associates, and has centralized most administrative functions at its corporate office and call centers to enable in-store associates to focus on serving customers.

                  - Focused Expansion. The Company enters United States markets that provide multi-store opportunities as well as markets in which the Company believes a single OfficeMax superstore can be one of the dominant office products suppliers. Prospective locations are evaluated using on-site surveys conducted by real estate consultants and field operations personnel coupled with a proprietary real estate selection model, which assesses potential store locations and incorporates computer-generated mapping. The model analyzes a number of factors that have contributed to the success of existing OfficeMax locations including the location's size, visibility, accessibility and parking capacity, potential sales transfer effects on existing OfficeMax superstores and relevant demographic information, such as the number of businesses and the income and education levels in the area.

                  - Marketing Concepts. During the last five years, OfficeMax has launched in-store marketing concepts that complement the Company's supplies "module" by providing additional products and services to the Company's customers and an opportunity for incremental store traffic. These concepts include the departments or "in-store modules", TechMax, CopyMax and FurnitureMax. TechMax features the latest in communication and electronics products. CopyMax offers customers a wide range of "print-for-pay" services, from self-service black and white copying to full service digital printing and publishing. FurnitureMax provides an expanded furniture selection and specialized services.

                  During fiscal year 1998, the Company opened and began testing its first OfficeMax PDQ store. Three additional OfficeMax PDQ stores were opened during fiscal year 1999. This unique "quick-shop" format includes a reduced Supplies module of over 3,000 commodity-type office products and a full-service CopyMax module. The OfficeMax PDQ format is designed to allow the Company to more economically penetrate urban locations in both domestic and international markets and is appropriate for office park complexes, office buildings and on, or near, college campuses. These concepts are discussed in greater detail under the headings "Stores" and "Expansion."

                  - Non-Store Retailing. The Company's strategy for its catalog business is to capitalize on the OfficeMax brand name awareness by providing other channels giving the OfficeMax customer more purchasing options. A full assortment catalog of all the items found in OfficeMax superstores plus a variety of merchandise available from a third party distributor allows customers the convenience of catalog ordering and next business day delivery. The Company also provides special order catalogs containing more than 20,000 items to meet our customers' needs. As many of the OfficeMax small business customers grow, they take advantage of these purchasing options. In conjunction with its catalog business, OfficeMax has a commissioned sales force focusing on the medium-size business customer.

                  - International Opportunities. During fiscal year 1999, the Company opened four OfficeMax superstores in Mexico through its majority-owned joint venture with Grupo Oprimax, S.A. de C.V., a Mexico corporation, ending the year with 16 superstores in Mexico. In fiscal year 2000, this joint venture plans to open up to nine more superstores and one OfficeMax PDQ store in Mexico. During fiscal year 1999, the Company opened two superstores in Brazil through a joint venture with Max Empreendimentos E Participacoes S/C Ltda., a Brazil company. The Brazilian joint venture plans to open as many as six superstores during fiscal year 2000. OfficeMax owns a 19% interest in the Brazilian joint venture. OfficeMax superstores and OfficeMax PDQ stores operated by these joint ventures are similar to those operated by the Company domestically. The Company plans to begin the process of establishing additional joint venture partnerships in Asia and South America during fiscal year 2000. Ultimately, the Company's international expansion will depend upon general economic and business conditions affecting consumer spending in these markets, the availability of desirable store locations, the negotiation of acceptable terms and the availability of adequate capital.

                  The Company's joint venture with JUSCO Company Ltd., a Japan corporation, operated six superstores and one OfficeMax PDQ store at January 22, 2000. Because of very difficult economic conditions in Japan, financial considerations and operational strategy changes by JUSCO, the Company's Japanese joint venture partner presently does not plan to open any new stores during fiscal year 2000 and the Company is in discussions with JUSCO regarding the future of the existing stores. The Company owns a 19% interest in the Japanese joint venture. During fiscal year 1999, the Company wrote-off its investment of approximately $1,700,000 in the joint venture.

       Computer Business Segment. In response to dramatic declines in retail prices of computers and reduced and limited gross margin resulting from the promotional nature of the computer business, the Company is developing a new operating model for its Computer Business Segment.

                  - Realigning the Computer Business Segment/the Gateway Alliance. During fiscal year 1999, the Company reduced its number of computer vendors to two sources and began a seven-market test with IBM, in which the Company exclusively offered IBM personal computers, laptops, monitors and servers. During the first quarter of fiscal year 2000, the Company terminated its relationship with IBM and announced its plans to enter into a strategic alliance with Gateway Companies Inc., ("Gateway"). Under the terms of a master license agreement, Gateway will operate a licensed "store-within-a-store" computer department inside all OfficeMax superstores in the United States, an industry exclusive. The department will offer products consistent with the Company's current Computer Business Segment, including computers, monitors and related products and services. Accordingly, the Company will phase out operations of its Company owned and operated computer departments. The store-within-a-store rollout began in March 2000 and is expected to be complete by the end of the first quarter of fiscal year 2001. This alliance is described in greater detail in Note 15 of the Notes to Consolidated Financial Statements.

         Marketing, Promotions and Advertising
         -------------------------------------

         The marketing efforts of the Company's Core and Computer Business Segments are directed at tiny, small and medium-size businesses, home office customers, and individual consumers. A multimedia approach is used to attract new customers while re-emphasizing the Company's value, service and selection message to existing customers. These campaigns include national television commercials, newspaper ads, seasonal spot television and radio commercials, direct mail promotions, circulars, and outdoor billboards, sports arena and similar signage.

         Advertising campaigns and promotions are conducted continuously throughout the year to reach new and existing customers. To further increase sales, OfficeMax takes advantage of seasonal selling opportunities. Special marketing programs are developed to support the Back-To-School selling period, the Christmas holiday season, plus the January "re-stocking" Back-To-Business period.

       OfficeMax also conducts extensive customer research to gauge the appropriateness of the products and services the Company offers. This research is utilized to develop innovative solutions for OfficeMax's tiny, small business and home office customers while tailoring specific product messages to communicate with each of its target customer groups.

         Stores
         ------

       The typical full-size OfficeMax superstore is approximately 23,500 square feet. OfficeMax superstores are generally destination oriented locations in high-traffic, suburban strip-mall shopping centers that provide customers easy access and ample store-front parking. Each superstore displays merchandise in accordance with a corporate developed plan-o-gram to ensure that it utilizes optimal display techniques and provides a consistent and attractive shopping environment for customers. The Company continuously evaluates the attributes of its prototype store model and periodically makes adjustments to the store layout. These changes are integrated into new stores as they are opened and are also considered when the Company remodels existing units. The Company's latest prototype, "Millennium 8.0", is characterized by a heightened merchandise focus on the core Supplies module along with enhanced visual acuity throughout the store. Within each superstore, prominent signage highlights the Company's marketing concepts: Supplies (office supplies), TechMax (communication and electronics products), CopyMax (print-for-pay services), and FurnitureMax (office furniture). Management believes that attractive and up-to-date stores contribute to customer satisfaction and loyalty, leading to increased sales. The Company plans to remodel approximately twenty superstores during fiscal year 2000.

       The Company's Supplies modules feature office products, including writing instruments, paper, filing supplies, business forms and other supplies.

       TechMax showcases the latest in communications and electronics products and features specially trained associates to assist the customer.

       Introduced in July 1995, the in-store CopyMax modules feature a broad assortment of "print-for-pay" services for businesses and consumers ranging from self-service copying to digital printing and desktop publishing as well as color copying, custom printing and related specialty services. Approximately 4,000 to 6,000 square feet are devoted to a full-service CopyMax "hub" location, which utilizes the latest digital printing equipment and technology and serves as a centralized production facility. The mini-CopyMax or "spoke" locations are smaller in-store modules averaging approximately 900 square feet. Today, these spoke locations are served by a hub utilizing the "CopyMax Link" software. This software, a modem-based solution that provides the capability to transmit documents to any CopyMax location, creates a "hub-and-spoke" concept that optimizes equipment in the CopyMax hubs. The Company is currently piloting a web-based solution for remote document submission that is expected to be installed in all of the Company's locations by the end of fiscal year 2000.

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

         Expansion
         ---------

         Tiny, Small and Medium-Size Business Market. The Company's expansion strategy primarily focuses on new store growth and its marketing concepts. The Company opened 115 superstores in fiscal year 1999 and intends to continue its rapid growth by opening approximately 50 to 75 additional full-size superstores, an additional distribution facility in the United States and will continue to test the OfficeMax PDQ concept in fiscal year 2000. The Company's fiscal year 2000 international expansion plans may include opening up to 20 superstores in Brazil and Mexico plus launching the process of establishing additional joint ventures in Asia and South America.

         Large Business Market. OfficeMax has undertaken several initiatives to better serve the needs of its larger customers, predominately through its commercial sales group. The Company serves the needs of large businesses through its expanded full-color catalogs featuring approximately 5,000 items and with other specialized catalogs. These catalogs, which are distributed periodically to businesses and individual customers, feature toll-free telephone ordering and typically offer free next business day delivery on orders over $50. In addition, the Company employs a commercial sales force to attract new customers as well as maintain existing customer relationships. The Company continues to develop a network of delivery centers in the major markets OfficeMax serves. In contrast to the tiny, small business, home office and individual consumer customer focus of OfficeMax's retail superstores, the Company's expanded catalogs, commercial sales force and delivery centers enable larger businesses, municipalities and school systems to purchase from OfficeMax on much the same basis as they could from contract stationers and other traditional office product suppliers.

         Customer Service
         ----------------

         The Company believes that a fundamental element of its success is its customer-centric culture that demands a high level of customer service from each of its associates. The Company views the quality of its customers' interaction with its associates as critical to maintaining customer confidence and loyalty. Through its emphasis on training and personnel development, the Company strives to attract and retain well-qualified, highly motivated associates committed to providing superior levels of customer service.

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

         Management Information Systems
         ------------------------------

         During fiscal year 1998, OfficeMax began the implementation of SAP, a leading Enterprise Resource Planning ("ERP") system being used by approximately 15,000 companies worldwide, including many Fortune 500 companies. As OfficeMax has grown substantially and rapidly over the past 12 years, the legacy information systems necessary to support such growth have become outmoded. SAP will provide a flexible, consolidated, enterprise-wide system that will provide real-time information necessary to make informed and strategic business decisions and to react quickly to critical store-level information. The Company believes an integrated system will enable the Company to grow and operate the business more effectively.

         At its headquarters, the Company uses a platform of Unix-based parallel processors, which supports a wide variety of mission critical applications, ranging from merchandise replenishment to order fulfillment, electronic commerce and financial systems. With the availability and price performance advantage of larger Sun Microsystems Servers, as well as the implementation of SAP, the Company will consolidate its systems and simplify systems management with fewer, larger systems. This technology also provides "scalability," the ability to support growth within the same platform.

         The Company converted to the SAP Human Resource and Finance modules during fiscal year 1998 and fiscal year 1999, respectively. During fiscal year 2000, OfficeMax expects to convert to the SAP Retail and Merchandising System. OfficeMax has made significant investments in the last several years to upgrade systems and processes and intends to continue investing aggressively in this area to support the Company's growth.

         The Company operates a proprietary, in-store computer system called "StoreMax" that allows the daily tracking of inventory receipts through the use of portable, handheld, radio frequency terminals. These terminals permit store managers to scan a product on the shelf and instantly retrieve specific product information, such as recent sales history, gross profit margin and inventory levels. In-store, point-of-sale registers capture sales information at the time of each transaction at the category and SKU level by the use of bar-code scanners that update store-level perpetual inventory records. This information is transmitted on a daily basis to corporate headquarters, where it is evaluated and used in merchandising and replenishment decisions. In addition, StoreMax is used to transmit data to each store providing information that is key for day-to-day operations.

         The Company utilizes an online advanced "frame-relay" network, which supports data communication between headquarters and its stores, delivery and call centers. This technology is employed to centralize credit card and check authorization and validate transactions. In addition, the network enhances intra-Company communication and supports electronic maintenance of in-store technology. The Company also utilizes its own intranet, known as @MaxSM, which provides information on demand to all of the Company's Corporate and Field Management associates.

         OfficeMax is currently developing a program to network its entire chain of superstores via the Internet. In addition to providing a medium through which the organization may internally communicate, the test also calls for the installation of in-store kiosks through which OfficeMax retail superstore customers can conveniently access OfficeMax.com's more than 20,000 office products and business services.

OFFICEMAX.COM SEGMENT

       Launched in March 1995, OfficeMax.com, located on the Internet at http://www.officemax.com, is the Company's electronic marketplace for office products as well as services tailored specifically for businesses with fewer than 100 employees and income-generating home offices.

         Business Strategy
         -----------------

         The Company believes that the Internet is an increasingly important medium for the sale of office products and the provision of business services. OfficeMax.com offers over 20,000 office products coupled with free next business day delivery on orders over $50 for most locations. OfficeMax.com also offers an expanding range of integrated business services targeted at small business and home office customers. OfficeMax.com visitors can also take advantage of the SoftwareSupersite@OfficeMax, which offers over 17,000 Windows, Macintosh and Palm Top software titles available for immediate purchase via electronic downloading as well as regular delivery.

       @MaxSolutions offers OfficeMax.com customers an array of Internet-enabled services and solutions targeted at small businesses. This offering includes communications, eBusiness utilities, marketing and financial services.

         As part of the alliance between the Company and Gateway, OfficeMax.com's web site will be featured through an icon and hot link on personal computers sold by Gateway to small businesses and consumers in the United States during the next five years. Gateway will also have the exclusive right to market and sell computers and related products on OfficeMax.com.

         Marketing, Promotion and Advertising
         ------------------------------------

         OfficeMax.com utilizes marketing initiatives aimed at acquiring small business customers, increasing traffic and site awareness. These initiatives include traditional, offline advertising mediums including national broadcast media, billboards, targeted print advertising and direct mail. Online marketing efforts include MaxMail, a permission-marketing program distributed weekly via the Internet, and Netcentives, a loyalty program offering "ClickMiles" redeemable for airline frequent flier miles. OfficeMax.com is also marketed through affiliate partnerships with numerous portals and small business portals as well as through OfficeMax retail stores.

         Web Site Design
         ---------------

         OfficeMax.com is available 24 hours a day, 7 days-a-week, from anywhere with Internet access, enabling customers to shop at their convenience. The web site is designed for easy navigation by product category, vendor serial number, or customer's previous purchases. Furthermore, customers can track orders, check product availability and receive e-mail confirmation of orders placed.

       Within the first half of fiscal year 2000, the site will be converted to Broadvision's One-to-One Enterprise Platform. This enhancement in technology will allow OfficeMax.com to conduct more tailored, one-to-one marketing with its online customers providing for a more personalized online shopping experience.

         Customer Service
         ----------------

         OfficeMax.com customers receive 24 hours a day, 7 days-a-week customer service and support through its dedicated personnel at the Company's call centers located in Cleveland, Ohio and Dallas, Texas. Customer service representatives communicate with customers via e-mail and toll-free telephone lines. In addition, OfficeMax.com customers can address their questions to the Company's store associates or delivery personnel and can return merchandise to any of the Company's retail stores.

         Management Information Systems
         ------------------------------

       OfficeMax.com employs a variety of scalable and reliable software and hardware systems for transaction processing, administration, searching, customer support, fulfillment and order tracking. The transaction processing systems are integrated with the Company's order management, payment processing, distribution, accounting and financial systems. Internal development efforts are focused on creating, enhancing and integrating proprietary software and services delivered through the web site.

         OfficeMax.com's systems are based on industry standard architectures. The backbone of the technology structure consists of Oracle database servers with Sun Microsystem's hardware. OfficeMax.com's Internet systems are hosted at an Exodus Communications facility, which provides high-speed, redundant communications lines, emergency power backup and continuous systems monitoring. Load balancing systems and redundant servers have been put in place to provide for fault tolerance and fully redundant systems providing for no single point of failure in the event of outages or catastrophic events.

MERCHANDISING

         The Company's merchandising strategy focuses on offering an extensive selection of quality, name-brand and private-label office products at deep-discount prices. The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the periods presented:

---------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                               JANUARY 22,        JANUARY 23,         JANUARY 24,
                                                                    2000               1999                1998
---------------------------------------------------------------------------------------------------------------------

Office supplies, including "print-for-pay" services                    38.1%              37.7%               37.4%

Electronics and business machines                                      22.6               23.2                23.3

Office furniture                                                       12.8               12.6                11.8

Printers, software, peripherals and related consumable                 20.6               18.7                15.9

      products such as printer cartridges and ribbons
                                                               ---------------    ---------------     ---------------
      Total Core Business and OfficeMax.com Segments                   94.1               92.2                88.4

Desktop and laptop personal computers and computer
      monitors (Computer Business Segment)                              5.9                7.8                11.6
                                                               ---------------    ---------------     ---------------
      Total Company                                                   100.0%             100.0%              100.0%
                                                               ===============    ===============     ===============

         The Company emphasizes a wide selection of name-brand office products, packaged and sold in multi-unit packages for the business customer and single units for the individual consumer. The Company also offers private-label products under the OfficeMax(R) label in order to provide customers additional savings on selected commodity products for which management believes national brand recognition is not a key determinant of customer satisfaction. These commodity items include various paper products such as computer and copy paper, legal pads and notebooks, envelopes and similar items. Despite lower selling prices, these items typically carry higher gross margins than comparable branded items and help build consumer recognition for the OfficeMax family of Max-brand products. The Company's merchandising staff regularly evaluates new name-brand and private-label merchandise opportunities to maximize profits and to provide customers with enhanced values. The Company also includes its toll-free telephone number on the packaging of certain commodity and private label goods to increase repeat sales as commodity goods are used and replenished.

         In addition to the office products offered on the OfficeMax.com site, OfficeMax.com offers an expanding range of business services targeted at small businesses. OfficeMax.com is able to offer these services through alliances with numerous strategic partners. In fiscal year 2000, OfficeMax.com expects to add new services for its business customers through additional strategic alliances and to integrate them with existing services to create value added solutions for its customers.

PURCHASING AND DISTRIBUTION

         OfficeMax maintains a centralized group of merchandise and category managers who average approximately 20 years of retail buying and merchandising experience. Using a detailed merchandise planning system, this group selects the product mix for each store in conjunction with systematic, frequent input from field management and store personnel.

         The Company believes that it has good relationships with its vendors and does not consider itself dependent on any single source for its merchandise. As the number of stores increases pursuant to OfficeMax's store expansion plan, the Company believes that it will be able to continue to obtain sufficient merchandise for all of its stores on a timely basis. As the Company owned and operated computer departments are converted to Gateway licensed store-within-a-store departments, the Company will no longer maintain an inventory of computers.

         The Company has two national call centers and 19 delivery centers throughout the United States and Puerto Rico to serve OfficeMax.com and its catalog and direct marketing business. During fiscal year 1999, the Company opened its PowerMax distribution facility in Hazelton, Pennsylvania. The facility is the second in a planned national network of 600,000 to 750,000-square-feet, supply-chain distribution centers. The first PowerMax facility, a smaller concept facility, was opened in Las Vegas, Nevada in fiscal year 1998. The third facility in the network is scheduled to open in the second quarter of fiscal year 2000 in Bessimer, Alabama.

COMPETITION

         The office products industry, which includes national superstore chains, "e-tailers" and other indirect competitors, is highly competitive. Businesses in the office products industry compete on the basis of pricing, product selection, convenience, customer service and ancillary business offerings.

         As a result of the consolidation of the office products superstore industry, OfficeMax currently has only two direct superstore-type competitors, Staples and Office Depot, which are similar to the Company in terms of store format, pricing strategy and product selection. Of the approximately 20 office products superstore chains that were launched in the U.S. between 1986 and 1994, all but OfficeMax, Staples and Office Depot have either been acquired or gone out of business.

         Although not all OfficeMax stores currently compete with either Staples or Office Depot stores, the Company believes it will face increased competition from Staples and Office Depot as all three office product superstore chains expand their operations in the same markets. The Company believes that its stores compete favorably with Staples and Office Depot through consistent execution of its business strategy, the components of which are designed to differentiate OfficeMax from Staples and Office Depot.

         OfficeMax.com competes with the eCommerce sites of its direct competitors as well as other e-tailers, such as Office.com, Onlineofficesupplies.com and Atyouroffice.com. The Company believes it competes favorably with these sites due to its strong brand name and innovative product and service offerings as well as economies of scale and other advantages it has from the Company's existing stores and customer service infrastructure, including 19 delivery centers and two national call centers.

         OfficeMax's indirect competitors include traditional office product retailers, electronics superstore retailers, mass merchandisers, wholesale clubs, and direct mail operators in respect to various product categories. The Company believes these non-superstore competitors do not provide all of the customer benefits that an office products superstore has to offer such as one-stop shopping convenience, discount prices and a full range of ancillary business services.

         OfficeMax's Computer Business Segment competes with electronic superstore retailers, such as CompUSA, Circuit City and Best Buy, and direct-to-customer manufacturers, such as Dell. During the first quarter of fiscal year 2000, the Company announced a strategic alliance whereby Gateway will operate a licensed "store-within-a-store" computer department in all OfficeMax stores. The department will offer products consistent with the Company's current Computer Business Segment, including computers, monitors and related products and services. Accordingly, the Company will phase out operations of its Computer Business Segment over the next approximately one year as the Company's in-store computer departments are converted to Gateway store-within-a-store modules.

         Some of OfficeMax's direct and indirect competitors may have greater financial resources than the Company. There can be no assurance that increased competition will not have an adverse effect on the Company.

ASSOCIATES

         As of April 10, 2000, the Company had approximately 41,000 employees, including 22,000 full time and 19,000 part-time associates, 1,600 of whom were employed at its Corporate headquarters, divisional offices and call centers and 39,400 of whom were employed at OfficeMax stores and distribution and delivery centers. None of the Company's associates is subject to a collective bargaining agreement. Management believes that its relationship with its associates is satisfactory.

ITEM 2.    PROPERTIES

         OfficeMax superstores are relatively immature. As of April 10, 2000, the Company's stores had been open an average of 4.3 years operating under the OfficeMax name and format. Of the Company's 969 superstores, 409 have been opened by OfficeMax within the last three years. Management believes that the Company's young stores represent an opportunity for future sales growth as they proceed through the maturation cycle.

         The Company occupies almost all of its stores under long-term lease agreements. These leases generally have terms ranging from 10 to 25 years plus renewal options. Most of these leases require the Company to pay minimum rents, subject to periodic adjustments, plus other charges including utilities, real estate taxes, common area maintenance and, in limited cases, contingent rentals based on sales. Several of the Company's store leases are guaranteed by Kmart. The Company and Kmart are parties to a Lease Guaranty, Reimbursement and Indemnification Agreement, pursuant to which Kmart has agreed to maintain existing guarantees and provide a limited number of additional guarantees, and the Company has agreed, among other things, to indemnify Kmart against liabilities incurred in connection with those guarantees.

         As of April 10, 2000, OfficeMax had 969 superstores in 49 states, Puerto Rico and the U.S. Virgin Islands. The following table details OfficeMax superstores by state and territory:

Alabama                      13            Nebraska                      7
Alaska                        3            Nevada                       12
Arkansas                      4            New Hampshire                 4
Arizona                      25            New Jersey                   18
California                   94            New Mexico                   10
Colorado                     21            New York                     47
Connecticut                  10            North Carolina               27
Delaware                      2            North Dakota                  3
Florida                      60            Ohio                         55
Georgia                      31            Oklahoma                      6
Hawaii                        4            Oregon                       13
Idaho                         6            Pennsylvania                 36
Illinois                     49            Rhode Island                  3
Indiana                      21            South Carolina               10
Iowa                         10            South Dakota                  3
Kansas                       11            Tennessee                    25
Kentucky                     10            Texas                        77
Louisiana                    12            Utah                         14
Maine                         2            Washington                   19
Maryland                      2            Virginia                     21
Massachusetts                17            West Virginia                 6
Michigan                     47            Wisconsin                    27
Minnesota                    29            Wyoming                       2
Mississippi                   7            Puerto Rico                   7
Missouri                     23            U.S. Virgin Islands           1
Montana                       3

         The Company operates 19 delivery centers in 18 states and Puerto Rico, two national call centers in Texas and Ohio and two PowerMax distribution facilities in Nevada and Pennsylvania. The Company expects to begin operations at a third PowerMax facility in Alabama during fiscal year 2000. The Company occupies all of these facilities under various long-term leases.

         The Company's corporate offices are located in two buildings in Cleveland, Ohio. The Company owns one of these facilities subject to a mortgage-secured loan and leases the second under a long-term lease. The Company believes that its facilities are adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

           The Company is a party to litigation it initiated in October 1997 in the United States District Court for the Northern District of Ohio against Ryder Integrated Logistics, Inc. ("Ryder") arising out of Ryder's failure to fulfill certain payment guarantees pursuant to the terms of the Company's logistics service agreement with Ryder. The Company terminated the logistics service agreement in June 1997 based on numerous claims against Ryder under the agreement including, among others, Ryder's refusal to honor its cost guarantees and its failure to return overpayments to the Company. During the course of the agreement, the Company recorded receivables from Ryder of approximately $19,000,000 representing overpayments due from Ryder pursuant to the terms of the agreement. In January 1998, Ryder filed a counterclaim against the Company alleging damages arising from the Company's termination of the agreement in the amount of approximately $75,000,000. The Company believes the counterclaim is without merit and continues to vigorously defend against such counterclaim.

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

         On March 24, 2000, Charles Miller and Great Neck Capital Appreciation, L.P. initiated two separate, but virtually identical, purported class actions against the Company and its directors. The cases, both filed in the Court of Common Pleas for Cuyahoga County, Ohio, allege claims for interference with shareholders' franchise rights against the Company and its directors and breach of fiduciary duty against the directors relating to the adoption of a shareholder rights plan on March 17, 2000. The cases are at their earliest stages and discovery has not yet commenced. The Company believes that the cases are without merit and intends to vigorously defend against the allegations set forth in both complaints.

         On April 7, 2000, Crandon Capital Partners initiated a purported class action against the Company and its directors. The case, filed in the Court of Common Pleas for Cuyahoga County, Ohio, also alleges claims for interference with shareholders' franchise rights against the Company and its directors and breach of fiduciary duty against the directors relating to the adoption of the shareholder rights plan. The case is at its earliest stages and discovery has not yet commenced. The Company believes that the case is without merit and intends to vigorously defend against the allegations set forth in the complaint.

         In addition, there are various claims, lawsuits and pending actions against the Company incident to the Company's operations. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's liquidity, financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS

         The high and low sales prices of the Company's Common Shares during each quarter of fiscal year 1998 and fiscal year 1999, as reported on the New York Stock Exchange Consolidated Transaction reporting system, are listed below:

                        Fiscal Year 1998                                    High                   Low
                        ----------------                                    ----                   ---
                        1st Quarter (ended April 25, 1998)                $19.625                $14.063
                        2nd Quarter (ended July 25, 1998)                  19.563                 13.875
                        3rd Quarter (ended October 24, 1998)               15.438                  6.625
                        4th Quarter (ended January 23, 1999)               12.500                  8.875

                        Fiscal Year 1999                                    High                   Low
                        ----------------                                    ----                   ---
                        1st Quarter (ended April 24, 1999)                $10.813                $ 7.563
                        2nd Quarter (ended July 24, 1999)                  12.125                  9.000
                        3rd Quarter (ended October 23, 1999)               10.875                  4.500
                        4th Quarter (ended January 22, 2000)                7.375                  4.438



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

         As of April 10, 2000, the Company had 4,037 shareholders of record. On April 10, 2000, the closing price of the Company's Common Shares was $6.00.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data as of and for the fiscal years ended January 22, 2000, January 23, 1999, January 24, 1998, January 25, 1997 and January 27,
1996 is set forth below:

(Dollars in millions, except per share data)
-------------------------------------------------------------------------------------------------------------------------------
                                                FISCAL YEAR     FISCAL YEAR     FISCAL YEAR      FISCAL YEAR     FISCAL YEAR
                                                  1999 (1)        1998 (2)          1997            1996           1995 (3)
-------------------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA
Sales                                                $4,842.7        $4,337.8        $3,765.4         $3,179.3        $2,542.5
Cost of merchandise sold, including
     buying and occupancy costs                       3,653.8         3,284.6         2,895.0          2,489.0         1,970.5
Inventory markdown charge for item                       77.4              --              --               --              --
     rationalization
Computer segment asset write-off                           --            80.0              --               --              --
Gross profit                                          1,111.5           973.2           870.4            690.3           572.0
Operating income                                         32.3            86.7           145.9            105.5            86.3
Net income                                               10.0            48.6            89.6             68.8           125.8
Earnings per common share:
     Basic                                               0.09            0.40            0.73             0.56            1.06
     Diluted                                             0.09            0.39            0.72             0.55            1.04
OTHER FINANCIAL AND OPERATING DATA
Percentage increase in sales                            11.6%           15.2%           18.4%            25.0%           38.1%
Comparable-store sales increase (decrease)             (0.4%)            0.4%            1.1%            11.0%           16.7%
End of period superstores                                 946             832             713              564             468
FINANCIAL POSITION
Working capital                                      $  469.1        $  501.1        $  561.5         $  473.4        $  499.4
Total assets                                          2,275.0         2,231.9         1,960.2          1,867.3         1,587.9
Total long-term debt, including capital
     lease obligations                                   16.4            17.7            19.0             20.0              __
Shareholders' equity                                  1,116.0         1,138.1         1,160.6          1,063.6           990.9

(1) In order to effect the acceleration of its supply-chain management initiative and the implementation of the Company's new warehouse management system, the Company decided to eliminate select current products on hand as part of its program of merchandise and vendor rationalization. In connection with this decision, the Company recorded a non-cash, pre-tax markdown charge of $77,372,000 during fiscal year 1999. For the year, the charge reduced net income by $49,518,000 or $0.43 per diluted share.

(2) In conjunction with its decision to realign the Computer Business Segment, the Company recorded a, non-cash, pre-tax charge of $79,950,000 during fiscal year 1998. The charge reduced after-tax, net income by $49,889,000 or $0.41 per diluted share.

(3) Net income and earnings per common share in fiscal year 1995 includes a $69.1 million, or $0.57 per diluted share, after-tax gain from the sale of the Company's interest in Corporate Express, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
  Consolidated Results

      Consolidated sales in fiscal year 1999 advanced 11.6% to $4,842,698,000 from $4,337,768,000 in fiscal year 1998. This followed a 15.2% increase in fiscal year 1998 from $3,765,444,000 in fiscal year 1997. The fiscal year 1999 increase in consolidated sales was primarily due to the full year's sales from the 120 superstores opened during fiscal year 1998 and the additional partial year's sales from 115 superstores opened during fiscal year 1999. Consolidated comparable store sales decreased 0.4% during fiscal year 1999, primarily due to a 21.9% decrease in the average selling prices of fax machines, printers and copiers and a 31.2% comparable store sales decline experienced by the Company's Computer Business Segment. The comparable store sales decrease experienced by the Computer Business Segment was primarily due to a 15.2% decline in average selling prices and less aggressive promotions. Consolidated comparable store sales in fiscal year 1998 increased 0.4% from fiscal year 1997. The Company opened 150 new superstores during fiscal year 1997.

      Cost of merchandise sold, including buying and occupancy costs and excluding the inventory markdown charge for item rationalization recorded during fiscal year 1999 and the computer segment asset write-off recorded during fiscal year 1998, decreased as a percentage of sales to 75.4% in fiscal year 1999 from 75.7% in fiscal year 1998 and 76.9% in fiscal year 1997. Correspondingly, gross profit, excluding inventory markdown charge for item rationalization, was 24.6% in fiscal year 1999, 24.3% excluding the computer segment asset write-off in fiscal year 1998, and 23.1% in fiscal year 1997. The gross profit increases in fiscal years 1999 and 1998 were primarily due to enhanced marketing of higher margin office supply items in the Company's Core Business Segment. Including the inventory markdown charge for item rationalization and the computer segment asset write-off, cost of merchandise sold, including buying and occupancy costs, was $3,731,155,000 or 77.0% of sales and $3,364,532,000 or 77.6% of sales for fiscal years 1999 and 1998, respectively. Gross profit, including inventory markdown charge for item rationalization and the computer segment asset write-off was 23.0% of sales and 22.4% of sales for fiscal years 1999 and 1998, respectively.

      Store operating and selling expenses, which consist primarily of store payroll, operating and advertising expense, increased to 19.2% of sales in fiscal year 1999 from 17.6% of sales in fiscal year 1998 and 16.5% of sales in fiscal year 1997. The increase in fiscal year 1999 was primarily due to costs associated with the Company's decision to accelerate its supply-chain management initiative. These costs include reduced income from vendor support programs and increased costs related to the opening of the Company's PowerMax supply-chain distribution facility in Hazelton, Pennsylvania. The Company also made a decision to make an additional investment in payroll in order to increase training for associates and improve customer service. The increase in fiscal year 1998 was primarily due to the increase in the number of stores opened for less than one year. New stores typically begin to leverage various fixed cost components during their second or third year of operations as sales increase. The increase in fiscal year 1998 was also attributable to costs incurred to upgrade the Company's fleet of self-service copiers throughout all of the Company's stores with enhanced CopyMax features.

      Pre-opening expenses were $10,974,000, $11,851,000 and $15,512,000 in fiscal years 1999, 1998 and 1997, respectively, primarily reflecting 115, 120 and 150 new superstore openings and pre-opening expenses of $1,000,000 and $980,000 during fiscal years 1999 and 1998, respectively to open the Company's PowerMax distribution facilities in Pennsylvania and Nevada. Pre-opening expenses, which consist primarily of store payroll, supplies and grand opening advertising, averaged approximately $85,000 per OfficeMax superstore during each fiscal year presented. Pre-opening expenses increase when certain enhanced CopyMax or FurnitureMax features are included in a superstore. During fiscal year 1999, nine superstores were opened with enhanced CopyMax or FurnitureMax features versus 12 and 103 superstores opened with enhanced CopyMax or FurnitureMax features during fiscal years 1998 and 1997, respectively. Pre-opening expenses for these enhanced features averaged approximately $30,000 per unit in the fiscal years presented.

      General and administrative expenses increased as a percentage of sales to 2.7% in fiscal year 1999 from 2.3% and 2.1% in fiscal years 1998 and 1997, respectively. This increase reflects the Company's continuing efforts to enhance its infrastructure to support planned growth both in the United States and internationally, as well as costs for consulting services supporting the Company's supply-chain management and operating productivity improvement initiatives. The infrastructure enhancements include efforts to strengthen the Company's management team and the Company's information technology ("IT") initiatives. The Company is in the process of implementing the SAP system, a fully integrated Enterprise Resource Planning platform that will automate and integrate many of the Company's business processes. The Company converted to the SAP Human Resource and Finance modules during fiscal years 1998 and 1999, respectively. During fiscal year 2000, OfficeMax expects to convert to the SAP Retail and Merchandising System.

      Goodwill amortization was $9,418,000 in fiscal year 1999 and $9,390,000 in fiscal years 1998 and 1997. Goodwill is capitalized and amortized over 10 to 40 years using the straight-line method.

      As a result of the foregoing factors, operating income for fiscal year 1999, excluding the inventory markdown charge for item rationalization, was $109,758,000 or 2.3% of sales, as compared to operating income for fiscal year 1998, excluding the computer segment asset write-off, of $166,642,000 or 3.8% of sales. Including the inventory markdown charge for item rationalization recorded in fiscal year 1999 and the computer segment asset write-off recorded in fiscal year 1998, operating income was $32,386,000 or 0.7% of sales and $86,692,000 or 2.0% of sales in fiscal year 1999 and fiscal year 1998, respectively. Operating income was $145,917,000 or 3.9% of sales in fiscal year 1997.

      Interest expense was $10,146,000 and $5,971,000 in fiscal years 1999 and 1998, respectively, as compared to interest income of $518,000 in fiscal year 1997. The increase in interest expense in fiscal years 1999 and 1998 was primarily due to increased borrowings used to fund the Company's expansion plans, seasonal inventory requirements and stock repurchase program. Interest income in fiscal year 1997 was primarily due to interest earned on cash received from the Company's July 20, 1995 public offering and the sale of its interest in the contract stationer, Corporate Express, Inc. on September 10, 1995.

      Other income (net), which consists primarily of royalty and equity income from the Company's joint venture partnerships was $59,000 in fiscal year 1999 and $290,000 in fiscal year 1998, as compared to other expense (net) of $4,000 in fiscal year 1997. Other income (net) in fiscal year 1999 includes expense of $1,700,000 to write-down the Company's investment in its Japanese joint venture to its net realizable value.

      Income taxes were $12,258,000 in fiscal year 1999, $32,391,000 in fiscal year 1998 and $56,811,000 in fiscal year 1997 with effective tax rates of 55.0%, 40.0% and 38.8%, respectively. The effective tax rates for all three fiscal years were different from the statutory income tax rate as a result of tax exempt interest, state and local income taxes, and non-deductible goodwill amortization expense.

         As a result of the foregoing factors, net income for fiscal year 1999, excluding the inventory markdown charge for item rationalization, was $59,559,000 or 1.2% or sales. Net income for fiscal year 1998, excluding the computer segment asset write-off, was $98,509,000 or 2.3% of sales. The inventory markdown charge for item rationalization recorded during fiscal year 1999 reduced net income by $49,518,000. The computer segment asset write-off recorded in fiscal year 1998 reduced net income by $49,889,000. Net income was $89,620,000 in fiscal year 1997.

BUSINESS SEGMENTS
  Core Business Segment

      Sales for the Core Business Segment increased 13.1% to $4,518,514,000 in fiscal year 1999 from $3,994,500,000 in fiscal year 1998. Sales for this business segment increased 20.0% in fiscal year 1998 from $3,327,972,000 in fiscal year 1997. The increase in fiscal year 1999 was due to the additional stores opened in fiscal years 1999 and 1998 and a comparable-store sales increase of 1.3%. Declines in average selling prices for fax machines, printers and copiers reduced the Core Business Segment's comparable sales increase by 2.1%.

      Cost of merchandise sold, including buying and occupancy costs and excluding the inventory markdown charge for item rationalization, recorded during fiscal year 1999, was 73.9% of sales in fiscal years 1999 and 1998, as compared to 74.0% of sales in fiscal year 1997. Gross profit for the Core Business Segment, excluding the inventory markdown charge for item rationalization, was $1,180,052,000 and $1,042,208,000 or 26.1% of sales in fiscal years 1999 and 1998, respectively, as compared to $864,467,000 or 26.0% of sales in fiscal year 1997. The gross profit increase in fiscal year 1998 was primarily due to the Company's chain-wide space reallocation program which provided for expanding the office supply merchandise assortment by nearly 1,000 SKUs and moving these products to a more prominent position within the store. The decline in average selling price of fax machines, printers and copiers partially offset the gains from the space reallocation program. Gross profit including the inventory markdown charge for item rationalization was $1,102,680,000 or 24.4% of sales in fiscal year 1999.

      Operating income for the Core Business Segment, excluding the inventory markdown charge for item rationalization, was $154,361,000 in fiscal year 1999 compared to $183,456,000 in fiscal year 1998. The decrease in operating income in fiscal year 1999 was primarily due to costs associated with the Company's decision to accelerate its supply-chain management initiative. These costs include reduced income from vendor support programs and increased costs related to the opening of the Company's PowerMax distribution facility in Hazelton, Pennsylvania. Operating income for the Core Business Segment, including the inventory markdown charge was $76,989,000 in fiscal year 1999. Operating income for this segment was $151,843,000 in fiscal year 1997.

      Net income for the Core Business Segment, excluding the inventory markdown charge for item rationalization, decreased to $88,782,000 in fiscal year 1999 from $111,684,000 in fiscal year 1998 and $95,986,000 in fiscal year 1997.
Including the inventory markdown charge for item rationalization, net income was $39,264,000 in fiscal year 1999.

      Prior to fiscal year 1999, the OfficeMax.com Segment was reported in the Core Business Segment. All prior year Core Business Segment amounts have been restated to reflect the separate presentation of the OfficeMax.com Segment.

  Computer Business Segment

     Sales for the Computer Business Segment decreased 15.7% to $284,013,000 in fiscal year 1999 from $336,922,000 in fiscal year 1998. An average selling price decline of 15.2% for the Computer Business Segment contributed to a 31.2% comparable-store sales decrease in fiscal year 1999. The comparable-store sales decrease was partially offset by the additional sales from stores opened during fiscal years 1999 and 1998. Total sales for this business segment decreased 22.8% in fiscal year 1998 from $436,468,000 in fiscal year 1997.

     Cost of merchandise sold, including buying and occupancy costs, was $285,051,000 or 100.4% of sales in fiscal year 1999. Cost of merchandise sold, including buying and occupancy costs and excluding the computer segment asset write-off, was $327,590,000 or 97.2% of sales in fiscal year 1998. Correspondingly, gross profit was a loss of $1,038,000 in fiscal year 1999, as compared to gross profit, excluding the computer segment asset write-off of $9,332,000 in fiscal year 1998. The decrease in gross profit in fiscal year 1999 was due to lost leverage on certain fixed components of cost of merchandise sold. Cost of merchandise sold, including buying and occupancy costs was $430,706,000 or 98.7% of sales in fiscal year 1997. Gross profit was $5,762,000 in fiscal year 1997. The gross profit improvement from fiscal year 1997 to fiscal year 1998 was primarily due to the Company's decision to forgo low-margin computer promotions compared to prior years.

     In conjunction with its decision to realign the Computer Business Segment, the Company recorded a non-cash, pre-tax charge of $79,950,000 during fiscal year 1998. The charge accounted for the liquidation of existing, discontinued computer inventory. In addition, the charge provided for the impairment of prepaid expenses and other assets directly related to the Computer Business Segment. Including the charge, cost of merchandise sold, including buying and occupancy costs, was 121.0% of sales for fiscal year 1998.

     Operating loss for the Computer Business Segment was $38,364,000 in fiscal year 1999, as compared to an operating loss of $16,521,000 in fiscal year 1998, excluding the computer segment asset write-off and an operating loss of $6,161,000 in fiscal year 1997. Including the asset write-off, the operating loss was $96,471,000 in fiscal year 1998.

     Net loss for the Computer Business Segment was $25,317,000 in fiscal year 1999. Excluding the computer segment asset write-off, the net loss for this segment was $12,987,000 in fiscal year 1998. The asset write-off increased the

Computer Business Segment net loss by $49,889,000 in fiscal year 1998. Net loss for the Computer Business Segment was $6,510,000 in fiscal year 1997.

     During the first quarter of fiscal year 2000, the Company announced its plans to enter into a strategic alliance with Gateway Companies Inc., ("Gateway"). Under the terms of a master license agreement, Gateway will operate a licensed "store-within-a-store" computer department inside all OfficeMax superstores in the United States. The department will offer products consistent with the Company's current Computer Business Segment, including computers, monitors and related products and services. Accordingly, the Company plans to phase out operations of this segment. The store-within-a-store rollout began in March 2000 and is expected to be complete by the end of the first quarter of fiscal year 2001. This alliance is described in greater detail in Note 15 of the Notes to Consolidated Financial Statements.

  OfficeMax.com Segment

      Sales for the OfficeMax.com Segment increased 533% to $40,171,000 in fiscal year 1999 from $6,346,000 in fiscal year 1998. The increase in fiscal year 1999 followed another increase of 532% in fiscal year 1998 from $1,004,000 in fiscal year 1997. The sales increases for this segment are due primarily to the Company's aggressive marketing program aimed at capturing a larger share of the online business market, new online partnerships launched during the years presented and an overall national increase in online business-to-business commerce. This segment's marketing program includes a multi-media campaign that began in the fourth quarter of fiscal year 1999.

      Cost of merchandise sold including buying costs for the OfficeMax.com Segment was $30,270,000 or 75.4% of sales in fiscal year 1999, $4,700,000 or 74.1% of sales in fiscal year 1998 and $873,000 or 87.0% of sales in fiscal year 1997. Gross profit for the OfficeMax.com Segment was $9,901,000 or 24.6% of sales in fiscal year 1999, $1,646,000 or 25.9% of sales in fiscal year 1998 and $131,000 or 13.0% of sales in fiscal year 1997. The decrease in gross profit as a percentage of sales for fiscal year 1999 was due primarily to a shift in sales mix towards lower margin paper products. The increase in gross profit in fiscal year 1998 was due primarily to improved leverage of certain costs and enhanced marketing of the Company's higher margin office supply and furniture merchandise.

      Operating income for the OfficeMax.com Segment was a loss of $6,239,000 in fiscal year 1999 and $293,000 in fiscal year 1998, as compared to operating income of $235,000 in fiscal year 1997. The net operating losses in fiscal years 1999 and 1998 were primarily due to the segment's aggressive advertising and marketing program focused on customer acquisition in the small business market space.

      Net income for the OfficeMax.com Segment was a loss of $3,906,000 in fiscal year 1999 and $188,000 in fiscal year 1998 versus net income of $144,000 in fiscal year 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities generated $267,946,000 of cash during fiscal year 1999, which is an increase of $236,935,000 over the prior fiscal year. A decrease in accounts receivable and improved leverage of inventory and accounts payable were the primary source of the year-over-year increase. Inventory increased only $838,000 during fiscal year 1999 despite adding inventory for 114 net new superstores, three OfficeMax PDQ stores, two delivery centers and the Company's second PowerMax distribution facility. Same-store inventory levels decreased approximately 5% in fiscal year 1999, excluding the effects of the inventory markdown for item rationalization. Further, accounts payable leverage as a percentage of inventory increased to 55% at January 22, 2000 from 50% at January 23, 1999. The decrease in comparable-store inventory and the improvement in accounts payable leverage are primarily due to the Company's supply-chain management initiatives. Net cash used by operations was $93,635,000 in fiscal year 1997.

     Net cash used for investing activities, primarily capital expenditures for new and remodeled superstores, was $111,744,000 in fiscal year 1999 as compared to $125,063,000 in fiscal year 1998 and $103,217,000 in fiscal year 1997.
Capital expenditures were $117,154,000, $120,760,000 and $125,804,000 in fiscal years 1999, 1998 and 1997, respectively.

     Net cash used by financing was $150,597,000 in fiscal year 1999. Current year financing activities primarily represent a decrease in outstanding borrowings under the Company's revolving credit facility, a decrease in overdraft balances and the payment of $34,841,000 for treasury stock purchases. Additionally, the Company made advanced payments for leased facilities of $21,237,000 during fiscal year 1999. Net cash provided by financing was $94,733,000 and $5,542,000 during fiscal year 1998 and fiscal year 1997, respectively. Fiscal year 1998 financing activities primarily represent borrowing under the Company's revolving credit facility, partially offset by the payment of $77,499,000 for treasury stock purchases.

     In fiscal year 2000, the Company plans to open approximately 50 to 75 new OfficeMax superstores and an additional distribution facility in the United States and continue to test the OfficeMax PDQ concept. The Company also expects to remodel approximately 20 existing superstores. Management estimates that the Company's cash requirements for opening or remodeling a superstore, exclusive of pre-opening expenses, will be approximately $1,075,000 and $210,000, respectively. For an OfficeMax superstore, the requirements include an average of approximately $425,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $650,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $90,000 for an OfficeMax superstore. In select cases, that average is expected to increase by approximately $30,000 when certain enhanced CopyMax or FurnitureMax features are included.

     On August 13, 1998, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its common shares on the open market, doubling its previous authorization. At the end of fiscal year 1999, the Company had purchased a total of 12,702,100 shares at a cost of $113,619,000. This included systematic purchases of shares to cover potential dilution from the future issuance of shares under the Company's equity-based incentive plans. Future purchases of common shares are limited, by financial covenants related to the Company's revolving credit facility, to purchases to satisfy the Company's obligation under its equity-based incentive plans.

      The Company is a party to litigation it initiated in October 1997 in the United States District Court for the Northern District of Ohio against Ryder arising out of Ryder's failure to fulfill certain payment guarantees pursuant to the terms of the Company's logistics service agreement with Ryder. The Company terminated the logistics service agreement in June 1997 based on numerous claims against Ryder under the agreement including, among others, Ryder's refusal to honor its cost guarantees and its failure to return overpayments to the Company. During the course of the agreement, the Company recorded receivables from Ryder of approximately $19,000,000 representing overpayments due from Ryder pursuant to the terms of the agreement. In January 1998, Ryder filed a counterclaim against the Company alleging damages arising from the Company's termination of the agreement in the amount of approximately $75,000,000. The Company believes the counterclaim is without merit and continues to vigorously defend against such counterclaim.

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

     The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings will be sufficient to finance its retail operations and capital requirements. In December 1999, the Company's Board of Directors authorized the Company to explore alternative capital structures for its eCommerce business, OfficeMax.com. The Company is evaluating various alternatives including a sale of shares tracking its OfficeMax.com business. The Company's marketing and expansion plans for OfficeMax.com could be limited if it is unable to obtain additional equity.

     During the first quarter of fiscal year 2000, the Company amended its revolving credit facility. The Company now has a $400,000,000 revolving credit facility available through June 2002, under which $91,800,000 of borrowings were outstanding as of January 22, 2000. In addition, the Company has uncommitted bank lines of credit of up to $30,000,000. There were no borrowings outstanding under these uncommitted bank lines as of January 22, 2000.

SEASONALITY AND INFLATION

      The Company's business is seasonal with sales and operating income higher in the third and fourth quarters, which include the Back-to-School period and the holiday selling season, respectively, followed by the traditional new year office supply restocking month of January. Sales in the second quarter's summer months are historically the slowest of the year primarily because of lower office supplies consumption during the summer vacation period. Management believes inflation has not had a material effect on the Company's financial condition or operating results for the periods presented and, in fact, has experienced deflation for items such as fax machines, printers, copiers and computers.

YEAR 2000 READINESS

      The Company completed its company-wide project to prepare its business for the change in date from 1999 to 2000. The Company has not experienced any significant business interruptions related to the Year 2000 issue. In addition, the Company is not aware of any significant Year 2000 business interruptions experienced by key third parties, including product or service providers or financial institutions. The total cost of the project was approximately $5,000,000, including internal costs, third-party consultants involved in the project and software costs. All costs and expenses incurred to address the Year 2000 issue were charged against income on a current basis. These costs did not have a material adverse effect on the Company's operating results, financial condition or cash flows.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") which is required to be adopted in fiscal years beginning after June 15, 2000. Due to the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, principally interest rate risk and foreign exchange risk.

      Interest earned on the Company's cash equivalents and short-term investments, as well as interest paid on its debt and lease obligations, are sensitive to changes in interest rates. The interest rate for the Company's revolving credit facility is variable, while the Company's long-term debt and the interest component of its operating leases is generally fixed. The Company manages its interest rate risk by maintaining a combination of fixed and variable rate debt. The Company believes its potential exposure to interest rate risk is not material to the Company's financial position or the results of its operations.

      The Company is exposed to foreign currency exchange risk through its joint venture partnerships in Brazil, Japan and Mexico. The Company has not entered into any derivative financial instruments to hedge this exposure, and believes its potential exposure is not material to the Company's financial position or the results of its operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements on page F-1. Supplementary quarterly financial information for the Company is included in
Note 13 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                              BOARD OF DIRECTORS

      The Company's Board of Directors (the "Board") currently consists of seven members, divided into one class of three members and one class of four members.

      Listed below is the name of each person currently serving as a Director of the Company, each Director's age, his or her principal occupation, membership on the board of directors of other public companies (which is shown parenthetically), the year in which he or she first became a Director of the Company and the year in which each Director's term as a Director will expire:

                            TERM EXPIRING IN 2000

                                                                                                      DIRECTOR      TERM
NAME                        AGE                        PRINCIPAL OCCUPATION (1)                         SINCE      EXPIRES
----                        ---                        ------------------------                         -----      -------

Burnett W. Donoho           60      Chairman and Chief Executive Officer                                1995         2000
                                    of Wellbridge (fka Club Sports International),
                                    a privately held group of upscale health clubs
                                    and spas; former Vice Chairman, Chief Operating
                                    Officer of Macy's East, a chain of 60 department
                                    stores and a then division of
                                    R.H. Macy & Co., Inc.; former Vice  Chairman
                                    and Chief Operating Officer of Montgomery
                                    Ward & Co., Inc., a major retailer (Gtech Corporation)

James F. McCann             48      President of 1-800-FLOWERS.com, Inc., a national retail             1996         2000
                                    florist (Gateway, Inc. and Petco Animal
                                    Supplies, Inc.)

Sydell L. Miller            62      Private investor and consultant; former Chairman                    1994         2000
                                    of the Board and Chief Executive Officer of
                                    Matrix Essentials, Inc., a  subsidiary of Bristol-
                                    Myers Squibb Company

Ivan J. Winfield            66      Retired Managing Partner of Coopers & Lybrand;                      1998         2000
                                    currently Associate Professor at Baldwin-Wallace
                                    College, Cleveland, Ohio; and Business Consultant
                                    (Boykin Lodging Co., HMI Industries, Inc., Rainbow
                                    Rentals, Inc.)

                              TERM EXPIRING IN 2001

                                                                                                      DIRECTOR      TERM
NAME                        AGE                        PRINCIPAL OCCUPATION (1)                         SINCE      EXPIRES
----                        ---                        ------------------------                         -----      -------

Raymond L. Bank             46      President and Chief Operating Officer of                            1994         2001
                                    Merchant Development Corporation, a venture
                                    capital and buy-out firm focusing on
                                    consumer retail, direct marketing and
                                    service companies (Regency Realty, Inc.)

Michael Feuer               55      Chairman and Chief Executive Officer of the Company                 1988         2001

Carl D. Glickman            73      President, The Glickman Organization, private                       1995         2001
                                    investing (The Bear Stearns Companies, Inc.,
                                    Alliance Tire & Rubber Company Ltd., Jerusalem
                                    Economic Corporation Ltd., Lexington Corporate
                                    Properties Trust)

(1) Each of the foregoing, except Ms. Miller and Messrs. Bank, Donoho and Winfield, either has had the positions shown or has had other executive positions with the same employer for more than five years. Ms. Miller has been a private investor and consultant since September 1995. Prior to September 1995, Ms. Miller served as Chairman of the Board and Chief Executive Officer of Matrix Essentials, Inc., a manufacturer of professional hair care, skin care and cosmetic products and a subsidiary of Bristol-Myers Squibb Company. Mr. Bank also served as a Director of the Company from May 1990 until the acquisition by Kmart Corporation of 92.7% of the Company in November 1991. For approximately 11 months in 1997, Mr. Donoho served as Vice Chairman and Chief Operating Officer of Montgomery Ward & Co., Inc. Mr. Donoho was an independent retail consultant from January 1995 to February 1997. Mr. Donoho served as Vice Chairman, Chief Operating Officer of Macy's East, a chain of 60 department stores and a then division of R.H. Macy & Co., Inc. from July 1992 until December 1994. Mr. Winfield has held his current position since September 1995. From 1970 until October 1994, Mr. Winfield was a partner with the accounting firm of Coopers & Lybrand. Mr. Winfield served as a Managing Partner of Coopers & Lybrand from July 1978 to October 1994.

How often did the Board meet during fiscal year 1999?


      During the fiscal year ended January 22, 2000, the Board held five meetings. Each Director attended at least 75% of the meetings of the Board and committees on which he or she served.

What committees has the Board established?

      Audit Committee. Messrs. Bank (Chairman), Donoho, Glickman and Winfield are the current members of the Board's Audit Committee, which is empowered to exercise all powers and authority of the Board with respect to the Company's annual audit, accounting policies, financial reporting and internal controls. The Audit Committee met twice and consulted informally on other occasions during the last fiscal year.

      Compensation Committee. Messrs. Glickman (Chairman) and Bank and Ms. Miller are the current members of the Board's Compensation Committee (the "Compensation Committee"), which is empowered to exercise all powers and authority of the Board with respect to compensation of the officers of the Company. The Compensation Committee met three times and consulted informally on other occasions during the last fiscal year.

      The Board does not have a nominating committee.

How are Directors compensated?

      Directors who are not officers or employees of the Company receive an annual retainer fee of $25,000 payable in restricted common shares of the Company, and a fee of $1,000 for each quarterly meeting of the Board attended and a fee of $500 for each Committee meeting of the Board attended, each of which is payable in common shares of the Company.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None of the members of the Compensation Committee is or has been an officer or employee of the Company.

EXECUTIVE OFFICERS

         Listed below are the names, positions and ages of the executive officers of the Company as of April 10, 2000. Each executive officer will serve until his successor is elected by the Board of Directors or until his earlier resignation or removal.

          NAME                                      POSITION                               AGE
          ----                                      --------                               ---

Michael Feuer                         Chairman of the Board and                             55
                                      Chief Executive Officer

Gary J. Peterson                      President, Chief Operating Officer                    49

Jeffrey L. Rutherford                 Senior Executive Vice President,                      39
                                      Chief Financial Officer

Edward L. Cornell                     Executive Vice President, Non-Retail                  51
                                      Stores and International Development

Harold L. Mulet                       Executive Vice President,                             48
                                      Retail Sales and Store Productivity

Eugene O'Donnell                      Executive Vice President,                             53
                                      Merchandising and Marketing

Mark L. Race                          Executive Vice President,  Store Planning,            51
                                      Real Estate and Project Development

Ross H. Pollock                       Senior Vice President, General                        44
                                      Counsel and Secretary

         Mr. Feuer is the Company's co-founder, Chairman of the Board and Chief Executive Officer. He has served as a Director of the Company since its inception in April 1988. Prior to becoming Chairman in March 1995, Mr. Feuer served as President. From May 1970 through March 1988, Mr. Feuer was associated with Jo-Ann Stores, Inc. (formerly Fabri-Centers of America, Inc.), a publicly held, New York Stock Exchange-listed, national retail chain which then had over 600 stores. In his most recent capacity prior to his departure from Fabri-Centers, Mr. Feuer served as Senior Vice President and a member of that company's executive committee.

         Mr. Peterson has served as the President, Chief Operating Officer of the Company since March 2000. From July 1996 to February 2000, Mr. Peterson served as an executive officer and COO of Blockbuster Entertainment, the world's largest operator of video stores with over 4,000 locations worldwide. From August 1993 to July 1996, Mr. Peterson served as Chief Operating Officer of Southeast Frozen Foods L.P., a distributor to retail grocery stores. Mr. Peterson has also held various management positions with Wal-Mart Stores, Inc., Carter Hawley Hale Department Stores and Thrifty Drug Stores.

         Mr. Rutherford has been associated with the Company for three years, currently serving as Senior Executive Vice President, Chief Financial Officer of the Company since November 1999. From March 1998 to November 1999, Mr. Rutherford served as Executive Vice President, Chief Financial Officer of the Company. From June 1997 to March 1998, Mr. Rutherford served as Senior Vice President, Chief Financial Officer of the Company. From February 1997 to June 1997, Mr. Rutherford served as Senior Vice President, Finance and Treasurer of the Company. From January 1984 to January 1997, Mr. Rutherford was associated with Arthur Andersen LLP, a large public accounting firm.

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

         Mr. Mulet has served as Executive Vice President, Retail Sales and Store Productivity of the Company since May 1999. From August 1995 to May 1999, Mr. Mulet served as Senior Vice President, Stores at Service Merchandise Company. Prior to August 1995, Mr. Mulet served as Regional Vice President of Target Corporation.

         Mr. O'Donnell has served as Executive Vice President, Merchandising and Marketing of the Company since September 1999. From July 1997 to June 1999, Mr. O'Donnell served as an Executive Vice President at TruServ Corporation (a hardware co-op formed by the merger of ServiStar and True Value). Prior to July 1997, Mr. O'Donnell served as an Executive Vice President of ServiStar.

         Mr. Race has served as Executive Vice President, Store Planning, Real Estate and Project Development of the Company since March 2000. From April 1996 to March 2000, Mr. Race served as Senior Vice President, Store Planning and Project Development of the Company. From September 1992 to April 1996, Mr. Race served as Vice President, Store Planning of the Company.

         Mr. Pollock has served as Senior Vice President, General Counsel and Secretary of the Company since March 1998. From January 1997 to March 1998, Mr. Pollock served as Vice President, General Counsel and Secretary of the Company. From September 1988 to December 1996, Mr. Pollock practiced law with the law firm of Benesch, Friedlander, Coplan & Aronoff in its Cleveland, Ohio office.

ITEM 11. EXECUTIVE COMPENSATION

                      EXECUTIVE SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                                   -------------------                                  AWARDS
                                                                                        -------              ALL
                                                                             RESTRICTED    SECURITIES       OTHER
                                                                                STOCK      UNDERLYING      COMPEN-
NAME AND                     FISCAL      SALARY            BONUS               AWARDS        OPTIONS       SATION
PRINCIPAL POSITION           YEAR(1)       ($)              ($)                ($)(2)          (#)         ($)(3)
------------------           -------       ---              ---                ------          ---         ------

Michael Feuer                 1999      $950,000         $475,000               $(4,530)     400,000      $1,965
Chairman and                  1998      $950,000         $712,500               $73,101      700,000      $5,000
Chief Executive Officer       1997      $851,923         $712,000                    --      300,000      $4,750

Jeffrey L. Rutherford         1999      $306,154          $78,542               $(4,034)     175,000     $23,602
Senior Executive Vice
     President                1998      $253,462         $126,880               $41,143      275,000          --
Chief Financial Officer       1997      $158,173          $80,150                    --       75,000          --

Edward L. Cornell             1999      $300,445               --                $(855)       75,000      $1,600
Executive Vice President      1998      $274,785         $134,493               $11,222      125,000      $2,128
Non-Retail Stores and         1997      $259,998          $87,450                    --       50,000      $2,256
International Development

Robert S. Islinger (4)        1999      $275,000          $57,475                    --      150,000          --
Senior Vice President         1998       $31,731              --                     --           --          --
Marketing and Advertising     1997            --               --                    --           --          --

Harold L. Mulet (5)           1999      $249,039          $79,476                    --      200,000          --
Executive Vice President      1998            --               --                    --           --          --
Retail Sales and Store
     Productivity             1997            --               --                    --           --          --

(1) Includes compensation earned, awarded or paid for the fiscal years ended January 22, 2000 (fiscal 1999), January 23, 1999 (fiscal 1998) and January 24, 1998 (fiscal 1997), respectively.

(2) Amounts shown reflect the difference between the closing market price for the common shares on the date of purchase and the purchase price paid by each of the named executive officers for the purchase of restricted shares under the Company's Management Share Purchase Plan. Amounts for fiscal year 1999 were negative. The aggregate restricted share holdings and values (net of consideration paid) at January 22, 2000 for the named executive officers are as follows: (i) Mr. Feuer-- 44,323 shares, $(184,856); (ii) Mr. Rutherford-- 21,674 shares,
         $(63,473); (iii) Mr. Cornell-- 5,201 shares, $(15,499); (iv) Mr.
         Islinger -- no shares, $(0); and (v) Mr. Mulet -- no shares, $(0). With respect to the restricted shares so purchased, if employment is terminated by the executive (other than as a result of death, disability or retirement after age 65) or if employment is terminated by the Company for "cause" before the third anniversary of the purchase date, the executive will receive unrestricted shares having a value equal to the lesser of the current fair market value for the common shares or the price paid initially for such restricted shares. If the executive's employment is terminated by the Company without cause before the third anniversary of the purchase date, the executive will receive unrestricted shares, having a value equal to (i) the then current fair market value of a percentage of the restricted shares (based on the number of months of employment completed during the restricted period), plus (ii) as to the balance of the restricted shares the lesser in value of the restricted shares at their current fair market value or the price paid initially for such restricted shares. Dividends, if any, will be paid on restricted shares at the same rate as common shares.

(3) The Company provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees and not included in this column pursuant to SEC rules. The amounts shown in this column for fiscal year 1999 include the following: (a) matching contributions by the Company under the OfficeMax 401(k) Savings Plan and the OfficeMax Executive Savings Deferral Plan for Messrs. Feuer and Cornell, all of which are invested in common shares of the Company (Messrs. Rutherford, Islinger and Mulet did not participate in the plans); and (b) forgiveness of a portion of the principal and accrued interest on a collateralized loan provided to Mr. Rutherford.

(4)      Mr. Islinger joined the Company in December 1998.

(5)      Mr. Mulet joined the Company in May 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                        INDIVIDUAL GRANTS(1)
                                                        --------------------
                                                                                                                POTENTIAL
                                                                                                               REALIZABLE
                                                                                                            VALUE AT ASSUMED
                                                  PERCENT OF                                                  ANNUAL RATES
                                 NUMBER OF      TOTAL OPTIONS                                                OF STOCK PRICE
                                SECURITIES        GRANTED TO                                                APPRECIATION FOR
                                UNDERLYING        EMPLOYEES           EXERCISE                               OPTION TERM(4)
                                  OPTIONS         IN FISCAL             PRICE           EXPIRATION           -------------
            NAME                GRANTED(#)         YEAR(3)            ($/SHARE)            DATE          5%($)            10%($)
            ----                ----------         -------            ---------            ----          -----            ------
MICHAEL FEUER                   400,000(1)          10.4%              $7.5625           8/31/09      $1,902,406        $4,821,071


JEFFREY L. RUTHERFORD           175,000(1)           4.6%              $7.5625           8/31/09        $832,303        $2,109,219


EDWARD L. CORNELL                75,000(1)           2.0%              $7.5625           8/31/09        $356,701          $903,951


ROBERT S. ISLINGER               75,000(2)           3.9%              $8.6875            3/3/09        $409,764        $1,038,423
                                 75,000(1)                             $7.5625           8/31/09        $356,701          $903,951

HAROLD L. MULET                 100,000(1)           5.2%             $10.1875           5/10/09        $640,686        $1,623,625
                                100,000(1)                             $7.5625           8/31/09        $475,602        $1,205,268

(1) These options vest 50% on the second anniversary of the date of grant, plus an additional 25% on each of the third and fourth anniversary of the date of grant. The options are transferable to members of the executive's family, to a trust or trusts for the benefit of members of the executive's family or to a partnership or partnerships of members of the executive's family.

(2)      These options vest 25% per year beginning on March 3, 2001.

(3) Based on approximately 3.85 million options granted to all employees during the fiscal year ended January 22, 2000.

(4) The dollar amounts under these columns are the result of the calculations at the 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price.




                 AGGREGATED OPTION EXERCISES DURING FISCAL 1999
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                                       VALUE OF
                                                                         NUMBER OF                    UNEXERCISED
                                                                        UNEXERCISED                  IN-THE-MONEY
                                                                         OPTIONS AT                    OPTIONS AT
                                    SHARES                           JANUARY 22, 2000             JANUARY 22, 2000(1)
                                   ACQUIRED                          ----------------             -------------------
                                      ON           VALUE               EXERCISABLE/                  EXERCISABLE/
NAME                               EXERCISE      REALIZED              UNEXERCISABLE                 UNEXERCISABLE
----                               --------      --------              -------------                 -------------
Michael Feuer                         --              --             1,482,916/1,400,000                   $0/$0
Jeffrey L. Rutherford                 --              --                  50,000/475,000                   $0/$0
Edward L. Cornell                     --              --                 225,463/357,167             $313,460/$0
Robert S. Islinger                    --              --                       0/150,000                   $0/$0
Harold L. Mulet                       --              --                       0/200,000                   $0/$0


(1) The value of unexercised in-the-money options is based on the difference between the fair market value of the Company's common shares on January 22, 2000 ($6.625) and the option exercise price.

EMPLOYMENT AGREEMENT WITH MICHAEL FEUER

         The Company and Mr. Feuer executed an Amended and Restated Employment Agreement on January 3, 2000 (the "Employment Agreement"). The Employment Agreement provides for the employment of Mr. Feuer on a rolling five-year "evergreen" basis. Mr. Feuer's current salary is $950,000 per year and is subject to increase at the discretion of the Compensation Committee.

      If Mr. Feuer's employment is terminated for any reason (other than for "cause" or death), Mr. Feuer is entitled to payment of his base salary and bonus amounts equal to the highest bonus compensation paid or payable to him in respect of the three fiscal years immediately preceding the fiscal year during which such termination occurred, plus continuation of all other rights and benefits, for the remainder of the term. The Employment Agreement also provides for the payment of a "gross-up" payment with respect to excise taxes on the foregoing payments. "Cause" is defined as fraud, commission of a felony or act that results in material injury to the business reputation of the Company, willful and repeated failure to perform duties under the Employment Agreement or material breach of the agreement.

      In the event of a material change in Mr. Feuer's position, duties or reporting relationship or a "change in control" of the Company, Mr. Feuer is entitled to terminate the agreement and to treat the termination as a termination by the Company without cause. "Change in control," as defined in the Employment Agreement, may occur when any person or group of commonly controlled persons controls 30% or more of the Company or any transaction results in a change in ownership of 30% or more of the outstanding common shares or a sale or disposition of all, or substantially all, of the Company's assets.

      The Employment Agreement also contains provisions prohibiting Mr. Feuer from competing with the Company, soliciting or hiring officers of the Company or disclosing confidential information of the Company during the term of the agreement, including any periods during which he is not providing services but is receiving salary and bonus payments under the agreement.

SEVERANCE AGREEMENTS WITH OTHER KEY EXECUTIVES

      To ensure continuity and the continued dedication of key executives during any period of uncertainty caused by the possible threat of a takeover, the Company has entered into severance agreements with certain key executives, including each of the executive officers named in the Summary Compensation Table (other than Mr. Feuer). In the event there is a Change in Control (as that term is defined in the agreements) of the Company and the employment of the executive terminates under certain conditions described in the agreements at any time during the 24 months following the Change in Control, the executive will continue to receive the executive's monthly base pay for an agreed upon amount of time. Each agreement also contains a covenant by the executive not to compete with the Company for 12 months following termination of employment. If an executive violates the covenant not to compete, the executive is no longer entitled to receive the monthly severance payments described below.

      For Messrs. Rutherford and Mulet, the severance agreements provide that upon termination of employment by the Company (other than for Cause or Disability (as such terms are defined in the agreements)) or by the executive for Good Reason (as defined in the agreements), they will continue to receive their monthly base salary as of such date for (i) 24 months if such termination occurs within 24 months following a Change in Control or (ii) 12 months if such termination does not occur within 24 months of a Change in Control.

      For Messrs. Cornell and Islinger, the severance agreement provides that upon termination of employment by the Company (other than for Cause or Disability) or by the executive for Good Reason within 24 months following a Change in Control, he will continue to receive his monthly base salary as of such date for 12 months.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Except as set forth below, the Company knows of no single person or group that is the beneficial owner of more than 5% of the Company's common shares.

                                              NUMBER OF
                                            COMMON SHARES
  NAME AND ADDRESS                           BENEFICIALLY         PERCENT
OF BENEFICIAL OWNER                             OWNED             OF CLASS
-------------------                             -----             --------

Orient Star Holdings LLC                     9,400,000(1)           8.3%
  1000 Louisiana Street
  Suite 565
  Houston, TX  77002


Mellon Financial Corporation
   c/o Mellon Financial Corporation          6,482,004(2)           5.8%
   One Mellon Center
   Pittsburgh, PA  15258


(1) Based on information obtained from a Schedule 13G filed on January 18, 2000, by the following: Carlos Slim Helu, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, Maria Soumaya Slim Domit, Vanessa Paola Slim Domit, Johanna Monique Slim Domit, Inmobiliaria Carso, S.A. do C.V., a Mexican corporation, and Orient Star Holdings LLC, a Delaware limited liability company.

(2) Based on information obtained from a Schedule 13G filed on January 27, 2000, by Mellon Financial Corporation, Boston Group Holdings, Inc., and The Boston Company, Inc.


                        SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as to each Director, each executive officer named in the Summary Compensation Table and the Directors and executive officers as a group, information regarding the amount and nature of common shares beneficially owned (unless otherwise indicated) at April 10, 2000.

                                               NUMBER OF
                                             COMMON SHARES                           ACQUIRABLE
                                             BENEFICIALLY                             WITHIN 60        PERCENT OF SHARES
NAME                                         OWNED (1)(2)                              DAYS (3)           OUTSTANDING
----                                         ------------                              --------           -----------
Michael Feuer                                   2,419,220                             1,682,916              3.6%
Carl D. Glickman                                   65,547                                    --                *
Sydell L. Miller                                   38,954                                    --                *
James F. McCann                                    33,404                                    --                *
Burnett W. Donoho                                  20,568                                    --                *
Raymond L. Bank                                    20,515                                    --                *
Ivan J. Winfield                                   10,523                                    --                *
Jeffrey L. Rutherford                              21,924                                90,625                *
Edward L. Cornell                                  58,988                               254,630                *
Harold L. Mulet                                    19,000                                    --                *
Robert S. Islinger                                     46                                    --                *
All executive officers and directors
     as a group (15 persons)                    2,737,511                             2,219,204              4.4%

* Less than 1%.

(1) The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority. Certain of the Company's executive officers disclaim beneficial ownership of some of the shares included in the table as follows:

                  - Mr. Feuer - 3,225 shares owned by a trust for the benefit of Mr. Feuer's son and 3,000 shares owned by a trust for the benefit of Mr. Feuer's daughter, as to each of which trust Mr. Feuer's wife is the trustee, and 1,500 shares owned directly by his wife.

(2)      For executive officers, includes interests in the Company's 401(k)
         Plan: Mr. Feuer - 1,053 shares; Mr. Cornell - 642 shares; Mr. Islinger
         - 46 shares; and all current executive officers as a group 2,834 shares.

(3) Reflects the number of shares that could be purchased by exercise of options available at March 27, 2000 or within 60 days thereafter under the Company's Equity-Based Award Plan.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and Directors to file reports of beneficial ownership and changes in beneficial ownership with the SEC and the New York Stock Exchange. The Company believes that during fiscal year 1999, its executive officers and Directors complied with the applicable Section 16(a) reporting requirements. This conclusion is based solely on a review of filing with the SEC and certain written representations received by the Company from its executive officers and Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In fiscal year 1999, the Company provided a $100,000 collateralized loan to Harold Mulet, Executive Vice President, Retail Stores and Store Productivity, in connection with his acquisition of 19,000 common shares of the Company. Interest is charged on the loan at the federal short-term interest rate published by the Internal Revenue Service. As of April 10, 2000, the outstanding principal amount of Mr. Mulet's loan was $100,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

         See Index to Consolidated Financial Statements on page F-1.

(a)(2) Financial Statement Schedules:

         None

(a)(3) Exhibits:

         See Exhibit Index on pages 34 and 35 of this report.

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  OFFICEMAX, INC.


DATE:  April 21, 2000                             By:  /s/ Michael Feuer
                                                     -------------------
                                                     Michael Feuer, Chairman
                                                     and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Michael Feuer                                   Chairman and Chief                      April 21, 2000
------------------                                   Executive Officer and Director
Michael Feuer                                        (Principal Executive Officer)

 /s/ Jeffrey L. Rutherford                           Senior Executive Vice President,        April 21, 2000
--------------------------                           Chief Financial Officer (Principal
Jeffrey L. Rutherford                                Financial and Accounting Officer)

/s/ Raymond L. Bank                                  Director                                April 21, 2000
-------------------
Raymond L. Bank

 /s/ Burnett W. Donoho                               Director                                April 21, 2000
----------------------
Burnett W. Donoho

 /s/ Carl D. Glickman                                Director                                April 21, 2000
---------------------
Carl D. Glickman

/s/ James F. McCann                                  Director                                April 21, 2000
-------------------
James F. McCann

/s/ Sydell L. Miller                                 Director                                April 21, 2000
--------------------
Sydell L. Miller

/s/ Ivan J. Winfield                                 Director                                April 21, 2000
--------------------
Ivan J. Winfield

                                  EXHIBIT INDEX

                                                                                                           Incorporation
Exhibit No.          Description of Exhibit                                                                 by Reference
-----------          ----------------------                                                                 ------------

       3.1           Second Amended and Restated  Articles of Incorporation of the Company,  as amended (filed herewith).

       3.2           Code of Regulations of the Company.                                                          (3)

       4.1           Specimen Certificate for the Common Shares.                                                  (1)

       4.2           Rights  Agreement  dated as of March 17, 2000 between the Company and First Chicago Trust    (7)
                     Company of New York, as Rights Agent.

      10.1           Credit  Agreement  dated as of July 3, 1997 by and among the Company,  the lenders  party    (5)
                     thereto,  the co-agents party thereto,  KeyBank  National  Association,  as documentation agent, and The Bank of New York, as administrative agent and as swing line lender.

      10.2           Amendment to the Credit Agreement (filed herewith).

      10.3           Mortgage  Loan  Agreement  dated  November 6, 1996 by and between the Company and KeyBank    (4)
                     National Association.

      10.4           Amended  and  Restated  Employment  Agreement  dated as of January 2, 2000 by and between
                     Michael Feuer and the Company (filed herewith).

    * 10.5           OfficeMax Employee Share Purchase Plan.                                                      (1)

    * 10.6           OfficeMax Management Share Purchase Plan.                                                    (1)

    * 10.7           OfficeMax Director Share Plan.                                                               (1)

    * 10.8           OfficeMax Amended and Restated Equity-Based Award Plan.                                      (6)

    * 10.9           OfficeMax Annual Incentive Bonus Plan.                                                       (6)

     10.10           Year 2000 Equity Incentive Plan (filed herewith).

     10.11           Lease Guaranty, Indemnification and Reimbursement Agreement dated November 9, 1994           (2)
                     between the Company and Kmart Corporation.

     10.12           Forms of Severance Agreements (filed herewith).

     10.13           Schedule of certain executive officers who are parties to the Severance Agreements in the forms referred to in Exhibit 10.12 (filed herewith).

       21.1          List of Subsidiaries (filed herewith).

       23            Consent of Independent Accountants (filed herewith).

       27.1          Financial Data Schedule for fiscal year ended January 22, 2000 (filed herewith).

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

(6) Included as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 24, 1998, and incorporated herein by reference.

(7) Included as an exhibit to the Company's Form 8-A filed on March 20, 2000, and incorporated herein by reference.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                 OFFICEMAX, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----

             Report of Management                                                                  F - 2

             Report of Independent Accountants                                                     F - 2

             Consolidated  Statements of Income - Fiscal years ended January 22, 2000,
                      January 23, 1999 and January 24, 1998                                        F - 3

             Consolidated Balance Sheets - January 22, 2000 and January 23, 1999                   F - 4

             Consolidated  Statements  of Cash Flows - Fiscal years ended  January 22,
                      2000, January 23, 1999 and January 24, 1998                                  F - 5

             Consolidated  Statements  of  Changes  in  Shareholders'  Equity - Fiscal
                      years ended  January 22, 2000,  January 23, 1999 and January 24,             F - 6
                      1998

             Notes to Consolidated Financial Statements                                            F - 7

                              REPORT OF MANAGEMENT

         Responsibility for the integrity and objectivity of the financial information presented in this Annual Report on Form 10-K rests with OfficeMax management. The financial statements of OfficeMax, Inc. and its subsidiaries were prepared in conformity with accounting principles generally accepted in the United States, applying certain estimates and judgements as required.

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



         /s/Michael Feuer                    /s/Jeffrey L. Rutherford
            -------------                       ---------------------
         Michael Feuer                       Jeffrey L. Rutherford
         Chairman of the Board &             Senior Executive Vice President,
         Chief Executive Officer             Chief Financial Officer



                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of OfficeMax, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OfficeMax, Inc. and its subsidiaries (the "Company") at January 22, 2000 and January 23, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 22, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
April 21, 2000

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------
                                                                    January 22,          January 23,          January 24,
Fiscal Year Ended                                                      2000                 1999                 1998
------------------------------------------------------------------------------------------------------------------------------

Sales                                                                 $  4,842,698         $  4,337,768          $  3,765,444
Cost of sales, including buying and
     occupancy costs                                                     3,653,783            3,284,582             2,895,084
Inventory markdown charge for
     item rationalization                                                   77,372                   -                    -
Computer segment asset write-off                                                -                79,950                   -
                                                                --------------------------------------------------------------
                                                                         3,731,155            3,364,532             2,895,084

Gross profit                                                             1,111,543              973,236               870,360

Store operating and selling expenses                                       930,057              765,922               619,690
Pre-opening expenses                                                        10,974               11,851                15,512
General and administrative expenses                                        128,708               99,381                79,851
Goodwill amortization                                                        9,418                9,390                 9,390
                                                                --------------------------------------------------------------
Total operating expenses                                                 1,079,157              886,544               724,443
                                                                --------------------------------------------------------------

Operating income                                                            32,386               86,692               145,917

Interest income (expense), net                                             (10,146)              (5,971)                 518
Other, net                                                                      59                  290                   (4)
                                                                --------------------------------------------------------------
Income before income taxes                                                  22,299               81,011               146,431
Income taxes                                                                12,258               32,391                56,811
                                                                --------------------------------------------------------------
Net income                                                            $     10,041         $     48,620          $     89,620
                                                                ==============================================================

EARNINGS PER COMMON SHARE DATA:
   Basic earnings per common share                                    $       0.09         $       0.40          $       0.73
                                                                ==============================================================
   Diluted earnings per common share                                  $       0.09         $       0.39          $       0.72
                                                                ==============================================================

   Weighted average number of common shares outstanding:
   Basic number of common shares outstanding                           113,578,000          122,240,000           123,213,000
                                                                ==============================================================
   Diluted number of common shares outstanding                         114,248,000          123,751,000           125,196,000
                                                                ==============================================================

See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

-----------------------------------------------------------------------------------------------------------
                                                                 JANUARY 22,              JANUARY 23,
                                                                     2000                     1999
-----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
      Cash and equivalents                                         $     73,087             $     67,482
      Accounts receivable, net of allowances
          of $687 and $824, respectively                                111,734                  141,800
      Merchandise inventories                                         1,273,844                1,254,761
      Other current assets                                               69,344                   39,600
                                                             ---------------------    ---------------------
            Total current assets                                      1,528,009                1,503,643
Property and Equipment:
      Buildings and land                                                 19,292                   19,223
      Leasehold improvements                                            188,900                  183,320
      Furniture, fixtures and equipment                                 505,345                  381,151
                                                             ---------------------    ---------------------
      Total property and equipment                                      713,537                  583,694
      Less: Accumulated depreciation and amortization
                                                                       (311,069)                (230,446)
                                                             ---------------------    ---------------------
      Property and equipment, net                                       402,468                  353,248
Other assets and deferred charges                                        34,333                   60,040
Goodwill, net of accumulated amortization
    of $70,039 and $60,621, respectively                                310,168                  314,965
                                                             ---------------------    ---------------------
                                                                   $  2,274,978             $  2,231,896
                                                             =====================    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable - trade                                     $    702,416             $    625,810
      Accrued expenses and other liabilities                            140,094                  121,441
      Accrued salaries and related expenses                              50,313                   50,704
      Taxes other than income taxes                                      72,966                   58,638
      Credit facilities                                                  91,800                  144,700
      Mortgage loan, current portion                                      1,300                    1,300
                                                             ---------------------    ---------------------
            Total current liabilities                                 1,058,889                1,002,593
Mortgage loan                                                            15,125                   16,425
Other long-term liabilities                                              70,895                   74,736
                                                             ---------------------    ---------------------
            Total liabilities                                         1,144,909                1,093,754
                                                             ---------------------    ---------------------

Commitments and contingencies                                                 -                        -
Minority interest                                                        14,072                        -
Shareholders' Equity:
      Common stock without par value;
          200,000,000 shares authorized;
          124,985,364 and 124,988,442 shares
          issued and outstanding, respectively                          867,866                  868,321
      Deferred stock compensation                                          (304)                    (260)
      Retained earnings                                                 358,900                  348,859
      Less: Treasury stock, at cost                                    (110,465)                 (78,778)
                                                             ---------------------    ---------------------
            Total shareholders' equity                                1,115,997                1,138,142
                                                             ---------------------    ---------------------
                                                                   $  2,274,978             $  2,231,896
                                                             =====================    =====================

See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                    January 22,          January 23,          January 24,
Fiscal Year Ended                                                      2000                 1999                 1998
------------------------------------------------------------------------------------------------------------------------------

OPERATIONS
Net income                                                               $  10,041            $  48,620            $  89,620
Adjustments to reconcile net income to net cash from
      operating activities:
    Depreciation and amortization                                           89,064               73,863               67,320
    Deferred income taxes                                                   15,023              (16,235)               3,804
    Other - net                                                              1,825                   79               (3,090)
Changes in current assets and current liabilities,
      excluding the effects of acquisitions:
    (Increase) in inventories                                                 (838)            (168,533)            (191,821)
    Increase in accounts payable                                           101,329              106,689                2,598
    Decrease (increase) in accounts receivable                              31,281              (49,350)             (68,378)
    Increase in accrued liabilities                                         29,829               21,799                8,007
    Other - net                                                             (9,608)              14,079               (1,695)
                                                                -------------------- -------------------- --------------------

         Net cash provided by (used for) operations                        267,946               31,011              (93,635)
                                                                -------------------- -------------------- --------------------

INVESTING
    Capital expenditures                                                  (117,154)            (120,760)            (125,804)
    Proceeds from the sale of equipment                                           -                    -              27,675
   Consolidation of majority interest in
      OfficeMax de Mexico                                                    5,384                     -                    -
    Other - net                                                                 26               (4,303)              (5,088)
                                                                -------------------- -------------------- --------------------

         Net cash (used for) investing                                    (111,744)            (125,063)            (103,217)
                                                                -------------------- -------------------- --------------------

FINANCING
    (Decrease) increase in revolving credit facilities                     (52,900)             144,700                     -
    Payments of mortgage principal                                          (1,300)              (1,300)                (975)
    (Decrease) increase in overdraft balances                              (43,018)              22,502                3,604
    Purchase of treasury stock                                             (34,841)             (77,499)              (1,279)
    Advance payment for leased facilities                                  (21,237)                    -                    -
    Proceeds from issuance of common stock, net                              2,699                6,330                4,192
                                                                -------------------- -------------------- --------------------

        Net cash provided by (used for) financing                         (150,597)              94,733                5,542
                                                                -------------------- -------------------- --------------------

Net increase (decrease) in cash and equivalents                              5,605                  681             (191,310)
Cash and equivalents, beginning of period                                   67,482               66,801              258,111
                                                                -------------------- -------------------- --------------------

Cash and equivalents, end of period                                      $  73,087            $  67,482            $  66,801
                                                                ==================== ==================== ====================

  See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                               Common Shares
                                        ----------------------------- Deferred Stock     Retained     Treasury
                                           Shares         Amount       Compensation      Earnings       Stock        Total
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 25, 1997               123,766,614      $ 854,094        $  (1,149)    $ 210,619         $  -   $ 1,063,564
Issuance of common shares under
    director plan                              12,445            176             (150)            -            -            26
Exercise of stock options
    (including tax benefit)                   526,167          5,071                -             -            -         5,071
Sale of shares under management
    share purchase plan (including
    tax benefit)                             (13,236)          1,692                -             -            -         1,692
Sale of shares under employee
    share purchase plan (including
    tax benefit)                               78,219            958                -             -            -           958
Amortization of deferred
    compensation                                    -              -              993             -            -           993
Treasury stock purchased
   (100,000 Shares)                                 -              -                -             -       (1,279)       (1,279)
Net income                                          -              -                -        89,620            -        89,620
                                        -------------- -------------- ---------------- ------------- ------------ -------------
BALANCE AT JANUARY 24, 1998               124,370,209        861,991             (306)      300,239       (1,279     1,160,645
Issuance of common shares under
    director plan                              14,114            175             (141)            -            -            34
Exercise of stock options
    (including tax benefit)                   472,988          4,550                -             -            -         4,550
Sale of shares under management
    share purchase plan (including
    tax benefit)                               45,572            652             (113)            -            -           539
Sale of shares under employee
    share purchase plan (including
    tax benefit)                               85,559            953                -             -            -           953
Amortization of deferred
    compensation                                    -              -              300             -            -           300
Treasury stock purchased
   (8,135,000 Shares)                               -              -                -             -      (77,499)      (77,499)
Net income                                          -              -                -        48,620            -        48,620
                                        -------------- -------------- ---------------- ------------- ------------ -------------
BALANCE AT JANUARY 23, 1999               124,988,442        868,321             (260)      348,859      (78,778)     1,138,142
Issuance of common shares under
    director plan                             (12,778)          (226)            (150)            -          403            27
Exercise of stock options
    (including tax benefit)                     9,700            122                -             -          593           715
Sale of shares under management
    share purchase plan (including
    tax benefit)                                    -            125             (153)            -          751           723
Sale of shares under employee
    share purchase plan (including
    tax benefit)                                    -           (476)               -             -        1,407           931
Amortization of deferred
    compensation                                    -              -              259             -            -           259
Treasury stock purchased
    (4,467,100 shares)                              -              -                -             -      (34,841)      (34,841)
Net income                                          -              -                -        10,041            -        10,041
                                        -------------- -------------- ---------------- ------------- ------------ -------------
BALANCE AT JANUARY 22, 2000               124,985,364      $ 867,866         $   (304)    $ 358,900  $  (110,465) $  1,115,997
                                        ============== ============== ================ ============= ============ =============

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         OfficeMax, Inc. ("OfficeMax" or the "Company") operates a chain of high-volume, deep-discount office products superstores. At January 22, 2000, the Company owned and operated 946 superstores in 49 states, Puerto Rico and the U.S. Virgin Islands. In addition to offering office products, business machines, computers and related items, OfficeMax also features CopyMax and FurnitureMax, in-store modules devoted exclusively to print-for-pay services and office furniture. The Company also operates four smaller format OfficeMax PDQ stores. Through joint venture partnerships, OfficeMax operates international locations in Brazil, Japan and Mexico. Additionally, the Company operates two national call centers and 19 delivery centers located throughout the United States to serve its catalog and direct marketing business, including OfficeMax.com. OfficeMax.com offers, via the Internet, over 20,000 items and certain services to help small business and home office customers.

BASIS OF PRESENTATION

         The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As of January 22, 2000, the consolidated balance sheet also includes the accounts of OfficeMax de Mexico, the Company's majority owned joint venture (also see Note 4). Affiliates in which the Company owns a controlling majority interest are included in the Company's consolidated financial statements. Investments in affiliates representing 50% or less of the ownership of such companies for which the Company has the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. All other investments in affiliates are accounted for under the cost method and loans, which the Company makes from time to time to these affiliates, are recorded in other assets or accounts receivable. Intercompany accounts and transactions have been eliminated in consolidation.

         The Company has three reportable business segments: the Core Business Segment, the Computer Business Segment and the OfficeMax.com Segment. The operations of the Company's retail stores, call centers and outside sales force are included in either the Core Business Segment or the Computer Business Segment. The Core Business Segment includes office supplies, business machines, peripherals, print-for-pay services and office furniture. The Computer Business Segment includes desktop and laptop personal computers and computer monitors. The OfficeMax.com Segment represents the operations of the Company's Internet site.

         The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal years 1999, 1998 and 1997 ended on January 22, 2000, January 23, 1999 and January 24, 1998, respectively.

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

ADVERTISING

          Advertising costs are either expensed or capitalized and amortized in proportion to related revenues. The total amount capitalized in accordance with the provisions of Statement of Position 93-7 issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants was $7,566,000 and $5,891,000 at January 22, 2000 and January 23, 1999,
respectively. These amounts relate to the Company's catalog and other direct response advertising and are amortized over the six month period during which the merchandise contents and pricing are valid. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of certain advertising costs. Advertising expense, net of vendor reimbursements, was $123,250,000, $88,769,000 and $87,590,000 for
fiscal years 1999, 1998 and 1997, respectively.

INCOME TAXES

         The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities.

PROPERTY AND EQUIPMENT

         Components of property and equipment are recorded at cost and depreciated over their respective estimated useful lives using the straight-line method for financial statement purposes and accelerated methods for income tax purposes. All store properties are leased, and improvements are amortized over the lesser of the term of the lease or 20 years. Other annual rates used in computing depreciation are 13%-20% for store furniture, fixtures and equipment and 14%-33% for other furniture, fixtures and equipment.

GOODWILL

         Goodwill is amortized over 10-40 years using the straight-line method. The Company evaluates the recoverability of goodwill and reviews the amortization period on an annual basis. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company assesses the recoverability of its long-lived assets, including goodwill, by determining whether the amortization of the remaining balance of an asset over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the asset would be reduced.

CURRENT LIABILITIES

         Under the Company's cash management system, checks issued pending clearance that result in overdraft balances for accounting purposes are included in the accounts payable balance. The amounts reclassified were $90,405,000 and $133,423,000 for fiscal years 1999 and 1998, respectively.

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

REVENUE RECOGNITION

         The Company recognizes revenue when the earnings process is complete, generally at either the point-of-sale to a customer or upon delivery to a customer or third party delivery service.

PRE-OPENING EXPENSES

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP") 98-5, which requires that costs related to start-up activities be expensed as incurred. Prior to fiscal year 1998, the Company expensed costs associated with the opening of a new store during the first month of the store's operations. The Company adopted the provisions of SOP 98-5 in its financial statements for the fiscal year ended January 23, 1999. The effect of adoption was not significant to the Company's results of operations.

STOCK-BASED COMPENSATION

         As provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"), the Company has elected to continue to account for stock-based compensation under the provisions of Accounting Principles Boards Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in FAS 123 had been applied, are presented in Note 11 of Notes to Consolidated Financial Statements.

EARNINGS PER COMMON SHARE

         Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all potentially dilutive common stock equivalents.

         A reconciliation of the basic and diluted per share computations is as follows:

                                                                                                 PER SHARE
                                                             INCOME             SHARES            AMOUNT
                                                          ---------------------------------------------------
                                                             (000's)            (000's)
FISCAL YEAR 1999
Earnings per share of common stock - Basic                    $  10,041            113,578           $  0.09
Effect of dilutive securities:
    Stock options                                                                      569
    Restricted stock units                                                             101
                                                          --------------     --------------    --------------
Earnings per share of common stock - Diluted                  $  10,041            114,248           $  0.09
                                                          ==============     ==============    ==============

FISCAL YEAR 1998
Earnings per share of common stock - Basic                    $  48,620            122,240           $  0.40
Effect of dilutive securities:
    Stock options                                                                      714
    Restricted stock units                                                             797
                                                          --------------     --------------    --------------
Earnings per share of common stock - Diluted                  $  48,620            123,751           $  0.39
                                                          ==============     ==============    ==============

FISCAL YEAR 1997
Earnings per share of common stock - Basic                    $  89,620            123,213           $  0.73
Effect of dilutive securities:
    Stock options                                                                    1,224
    Restricted stock units                                                             759
                                                          --------------     --------------    --------------
Earnings per share of common stock - Diluted                  $  89,620            125,196           $  0.72
                                                          ==============     ==============    ==============

Options to purchase 7,470,000, 4,794,000 and 3,218,000 common shares were excluded from the calculation of diluted earnings per share in fiscal years 1999, 1998 and 1997, respectively, because the exercise prices of the options were greater than the average market price. These shares had weighted average exercise prices of $12.74, $14.89 and $14.47, respectively.

NOTE 2. INVENTORY MARKDOWN CHARGE FOR ITEM RATIONALIZATION

         In order to effect the acceleration of the Company's supply-chain management initiative, which includes the development and opening of a nationwide network of 600,000 to 750,000-square-feet, "PowerMax" supply-chain distribution centers and the implementation of the Company's new SAP warehouse management system, the Company decided to eliminate select current products on hand as part of its program of merchandise and vendor rationalization. In connection with this decision, the Company recorded a non-cash markdown charge of $83,257,000 pre-tax during the third quarter of fiscal year 1999. The charge provided for the liquidation of merchandise that is not expected to be part of the Core Business Segment's ongoing product offering. The charge reduced third quarter net income by $53,284,000 or $0.47 per diluted share. During the fourth quarter of fiscal year 1999, the Company reversed $5,885,000 of the charge based on the actual sell-through and merchandise margins of discontinued products, which exceeded original expectations during the execution of the related clearance event. The reversal increased fourth quarter net income $3,766,000 or $0.03 per diluted share. For the fiscal year, the charge reduced net income by $49,518,000 or $0.43 per diluted share.

NOTE 3. COMPUTER SEGMENT ASSET WRITE-OFF

         In conjunction with its decision to realign its Computer Business Segment, the Company recorded a non-cash, pre-tax charge of $79,950,000 during January 1999. The non-cash charge accounted for the liquidation of existing, discontinued computer inventory. In addition, the charge provided for the impairment of prepaid expenses and other assets directly related to the Computer Business Segment. The charge reduced net income by $49,889,000 or $0.41 per diluted share in fiscal year 1998.

NOTE 4. ACQUISITION OF MAJORITY INTEREST IN OFFICEMAX DE MEXICO

         Effective January 1, 2000, the Company purchased for $14 million an additional 12% of OfficeMax de Mexico, its joint venture in Mexico that operates OfficeMax superstores similar to those in the United States. As a result of the purchase, the Company owns 51% of OfficeMax de Mexico and included the net assets of the joint venture and related minority interest in its consolidated balance sheet as of January 22, 2000. Beginning in fiscal year 2000, the Company will also include OfficeMax de Mexico's results of operations and cash flows in its consolidated financial statements. OfficeMax de Mexico's fiscal year ends on December 31. Due to statutory audit requirements, OfficeMax de Mexico will maintain its calendar year end and the Company will consolidate OfficeMax de Mexico's calendar year results of operations with its fiscal year results. The excess of the purchase price over the net assets of the joint venture is approximately $4.7 million, which was allocated to goodwill and is being amortized over 10 years. During the first quarter of fiscal year 2000, the Company paid OfficeMax de Mexico $10,000,000 of the $14,000,000 purchase price. The remainder of the purchase price is due in two equal installments in fiscal years 2001 and 2002.

         The following unaudited pro forma consolidated results of operations are presented as if the purchase of a majority interest in OfficeMax de Mexico had occurred at the beginning of the fiscal years presented.

--------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                           JANUARY 22,        JANUARY 23,
(In thousands except per share data)                           2000               1999
--------------------------------------------------------------------------------------------
                                                            (unaudited)        (unaudited)

Sales                                                      $  4,916,149       $  4,389,149
Net income                                                 $     10,064       $     48,027

Basic earnings per share                                   $       0.09       $       0.39
Diluted earnings per share                                 $       0.09       $       0.39

         The unaudited pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill and related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase occurred at the beginning of the fiscal years presented or of future consolidated results.

NOTE 5. RELATIONSHIP WITH KMART CORPORATION

         Kmart Corporation ("Kmart"), which previously owned an equity interest in the Company, continues to guarantee certain of the Company's leases. Such lease guarantees are provided by Kmart at no cost to the Company. The Company has agreed to indemnify Kmart for any losses incurred by Kmart as a result of actions, omissions or defaults on the part of OfficeMax, as well as for all amounts paid by Kmart pursuant to Kmart's guarantees of the Company's leases. The agreement contains certain financial and operating covenants, including restrictions on the Company's ability to pay dividends, incur indebtedness, incur liens or merge with another entity.

NOTE 6. DEBT

CREDIT FACILITIES

         On July 3, 1997, the Company entered into a five year, $500,000,000 revolving credit facility (the "revolving credit facility") in which 19 banks participate. The revolving credit facility provides for borrowings bearing interest at the banks' prime or Eurodollar rate plus .1450% to .3125%. The Company must also pay quarterly fees on the full amount of the revolving credit facility varying between .08% and .1875% per annum. Standby letters of credit issued in connection with the Company's self insurance program and a synthetic lease are considered outstanding amounts under the revolving credit facility and totaled $41,777,414 and $19,800,000 as of January 22, 2000 and January 23, 1999,
respectively. As of January 22, 2000 and January 23, 1999, the Company had outstanding borrowings of $91,800,000 and $135,000,000 under the revolving credit facility at weighted average interest rates of 5.98% and 5.21%, respectively.

         During the first quarter of fiscal year 2000, the Company amended the revolving credit facility to provide for financial covenants more appropriate for the Company as its expands the Internet segment of its business, OfficeMax.com. For the remainder of the five-year term, outstanding borrowings of up to $400,000,000, will bear interest at the bank's prime or Eurodollar rate plus 0.7% to 1.25%. The Company must also pay quarterly fees of 0.3% to 0.5% of the full amount of the revolving credit facility.

          In addition to the revolving credit facility, the Company has uncommitted bank lines which provide for unsecured borrowings of up to $30,000,000. There were no outstanding borrowings under the uncommitted bank lines as of January 22, 2000. As of January 23, 1999, $9,700,000 was outstanding under these lines at a weighted average interest rate of 5.06%. There are no commitment fees or compensating balances associated with these arrangements.

MORTGAGE

         On January 16, 1997, the Company entered into a $20,000,000 mortgage agreement (the "Mortgage") secured by its international corporate headquarters. The Mortgage has a fixed term of 10 years, quarterly amortization payments of $325,000 plus interest with a final payment of $7,000,000 due at maturity. The mortgage bears interest at LIBOR plus .90%. As of January 22, 2000 and January 23, 1999, the interest rate for the Mortgage was 6.73% and 6.99%, respectively. Maturities of long-term borrowings will be $1,300,000 over each of the next five years.

         The revolving credit facility and the Mortgage contain similar financial covenants with respect to fixed charge coverage and consolidated leverage ratios.

NOTE 7. COMMITMENTS AND CONTINGENCIES

         The Company is a party to litigation it initiated in October 1997 in the United States District Court for the Northern District of Ohio against Ryder Integrated Logistics, Inc. ("Ryder") arising out of Ryder's failure to fulfill certain payment guarantees pursuant to the terms of the Company's logistics service agreement with Ryder. The Company terminated the logistics service agreement in June 1997 based on numerous claims against Ryder under the agreement including, among others, Ryder's refusal to honor its cost guarantees and its failure to return overpayments to the Company. During the course of the agreement the Company recorded receivables from Ryder of approximately $19,000,000 representing overpayments due from Ryder pursuant to the terms of the agreement. In January 1998, Ryder filed a counterclaim against the Company alleging damages arising from the Company's termination of the agreement in the amount of approximately $75,000,000. The Company believes the counterclaim is without merit and continues to vigorously defend against such counterclaim.

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

NOTE 8. INCOME TAXES
         The provision (benefit) for income taxes consists of:

----------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                           JANUARY 22,        JANUARY 23,        JANUARY 24,
(In thousands)                                                 2000               1999                1998
----------------------------------------------------------------------------------------------------------------

Current federal                                               $  (4,731)         $  44,574            $  45,694
State and local                                                   1,280              3,304                5,900
Foreign                                                             686                748                1,413
Deferred                                                         15,023            (16,235)               3,804

                                                           --------------     --------------     ---------------
      Total income taxes                                      $  12,258          $  32,391            $  56,811
                                                           ==============     ==============     ===============

         A reconciliation of the federal statutory rate to the Company's effective tax rate follows:

----------------------------------------------------------------------------------------------------------------
                                                            JANUARY 22,        JANUARY 23,        JANUARY 24,
FISCAL YEAR ENDED                                              2000               1999                1998
----------------------------------------------------------------------------------------------------------------

Federal statutory rate                                           35.0%              35.0%               35.0%

State and local taxes net of federal tax benefit                  3.7%               2.7%                2.6%
Goodwill amortization                                            14.8%               4.1%                2.2%
Tax exempt interest                                               -                 (0.1)%              (0.2)%
Other                                                             1.5%              (1.7)%              (0.8)%

                                                           --------------     --------------     ---------------
      Total income taxes                                         55.0%              40.0%               38.8%
                                                           ==============     ==============     ===============

         Deferred tax assets (liabilities) resulted from the following:

--------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                           JANUARY 22,        JANUARY 23,
(In thousands)                                                 2000               1999
--------------------------------------------------------------------------------------------

Inventory                                                      $  6,973           $  5,248
Property and equipment                                          (12,764)            (8,943)
Escalating rent                                                  18,256             20,516
Accrued expenses not currently deductible                        18,584             29,251

                                                           --------------     --------------
      Total deferred tax assets                               $  31,049          $  46,072
                                                           ==============     ==============

NOTE 9. LEASES

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

LEASE COMMITMENTS

         Future minimum lease payments and future minimum rentals at January 22, 2000 were as follows:

-------------------------------------------------------------------------
FISCAL YEAR                                                  OPERATING
(In thousands)                                                LEASES
-------------------------------------------------------------------------

2000                                                         $  333,242
2001                                                            321,091
2002                                                            297,420
2003                                                            269,097
2004                                                            241,438
Thereafter                                                    1,741,807

                                                           --------------
      Total minimum lease payments                           $3,204,095
                                                           ==============

RENTAL EXPENSE

         A summary of operating lease rental expense and short-term rentals follows:

----------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                           JANUARY 22,        JANUARY 23,        JANUARY 24,
(In thousands)                                                 2000               1999                1998
----------------------------------------------------------------------------------------------------------------

Minimum rentals                                                $ 321,158          $ 264,858           $ 218,271
Percentage rentals                                                   254                478                 428

                                                           --------------     --------------     ---------------
      Total                                                    $ 321,412          $ 265,336           $ 218,699
                                                           ==============     ==============     ===============

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

----------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                           JANUARY 22,        JANUARY 23,        JANUARY 24,
(In thousands)                                                 2000               1999                1998
----------------------------------------------------------------------------------------------------------------

Cash transactions:
      Cash paid for interest                                   $  11,013          $   6,640           $   2,269
      Cash paid for income taxes                               $   4,402          $   9,117           $  48,649

Non-cash transactions:
      Liabilities accrued for property and
          equipment acquired                                   $  20,066          $       -           $  18,148

      Note receivable converted to equity investment           $       -          $   4,000           $       -
      Tax benefit related to stock options                     $     282          $     500           $   3,705
      Payable recorded for the acquisition of
          majority interest in OfficeMax de Mexico             $  14,000          $       -           $       -

NOTE 11. EMPLOYEE BENEFIT PLANS

STOCK PURCHASE PLANS

         In connection with its initial public offering, the Company adopted a Management Share Purchase Plan (the "Management Plan"), an Employee Share Purchase Plan (the "Employee Plan") and a Director Share Plan (the "Director Plan"). Under the Management Plan, the Company's officers are required to use at least 20%, and may use up to 100%, of their annual incentive bonuses to purchase restricted common shares of the Company at a 20% discount from the fair value of the same number of unrestricted common shares. Restricted common shares purchased under the Management Plan are generally restricted from sale or transfer for three years from date of purchase. The maximum number of common shares reserved for issuance under the Management Plan is 1,242,227. The Company recognized compensation expense for the discount on the restricted common shares of $112,000, $160,000 and $623,000 for fiscal years 1999, 1998 and 1997, respectively.

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

SAVINGS PLAN

         Employees of the Company who meet certain service requirements are eligible to participate in the Company's 401(k) savings plan. Participants may contribute 2% to 15% of their annual earnings, subject to statutory limitations. The Company matches 50% of the first 3% of the employee's contribution. Such matching Company contributions are invested in shares of the Company's common stock and become vested 50% after two years of service and 100% after three years of service. The charge to operations for the Company's matching contribution amounted to $1,050,000, $950,000 and $794,000 in fiscal years 1999, 1998 and 1997, respectively.

STOCK OPTION PLANS

         The Company's Equity-Based Award Plan provides for the issuance of share appreciation rights, restricted shares and up to 17,000,000 options to purchase common shares. Options granted under the Equity-Based Award Plan become exercisable from one to seven years after the date of grant and expire either five or ten years from date of grant. Options may be granted only at option prices not less than the fair market value per common share on the date of the grant. There was no compensation expense related to Equity-Based Award Plan grants during fiscal years 1999 and 1998. The Company recognized compensation expense on grants under a previous plan of $233,000 in fiscal year 1997.

         Exercisable options outstanding were 3,904,106 at January 22, 2000, 3,209,432 at January 23, 1999, and 2,318,018 at January 24, 1998.

         Option activity for each of the last three fiscal years was as follows:

---------------------------------------------------- ---- ---------------- ---- -----------------
                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                              SHARES             EXERCISE PRICE
---------------------------------------------------- ---- ---------------- ---- -----------------

OUTSTANDING AT JANUARY 25, 1997                                6,811,292                $  11.46
Granted                                                        3,416,130                   12.26
Exercised                                                       (491,802)                   5.77
Forfeited                                                     (1,586,530)                  13.22
                                                          ----------------      -----------------

OUTSTANDING AT JANUARY 24, 1998                                8,149,090                   11.78
Granted                                                        4,910,266                   11.66
Exercised                                                       (472,989)                   8.60
Forfeited                                                     (1,484,780)                  13.98
                                                          ----------------      -----------------

OUTSTANDING AT JANUARY 23, 1999                               11,101,587                   11.57
Granted                                                        4,042,354                    8.35
Exercised                                                        (73,292)                   5.79
Forfeited                                                     (2,982,302)                  11.52
                                                          ----------------      -----------------

OUTSTANDING AT JANUARY 22, 2000                               12,088,347                $  10.56
                                                          ================      =================

STOCK-BASED COMPENSATION

         Under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants in fiscal years 1999, 1998 and 1997, respectively, were expected volatility of 36.9%, 30.9% and 34.5% and risk-free interest rates of 5.7%, 4.9% and 6.3%. A dividend yield of zero and an expected life of five years were used in the model for all three fiscal years.

         The following table summarizes information about options outstanding at January 22, 2000:

                                              Options Outstanding                                  Options Exercisable
-------------------------------------------------------------------------------------------------------------------------------
      Range of                              Weighted Average        Weighted Average                        Weighted Average
   Exercise Prices          Options          Exercise Price      Remaining Life (Years)       Options        Exercise Price
-------------------------------------------------------------------------------------------------------------------------------

   $4.01 to $4.63              420,533              $   4.01              2.72                  420,233             $   4.01
   $6.06 to $8.69            5,252,050              $   7.57              8.67                  649,330             $   8.08
  $10.19 to $11.75           2,864,770              $  11.54              6.57                1,897,867             $  11.63
  $13.88 to $14.75           2,799,519              $  14.54              7.10                  749,838             $  14.52
  $15.29 to $18.13             751,475              $  16.51              7.84                  185,063             $  16.49

         Consistent with the method prescribed by FAS 123, the following table summarizes the weighted average fair value at the date of grant for options granted in fiscal years 1999, 1998 and 1997. The table also illustrates pro forma net earnings and pro forma earnings per share, giving effect to such compensation costs. The pro forma amounts listed below do not take into consideration the pro forma compensation expense related to grants made prior to fiscal year 1995.

------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                        JANUARY 22,             JANUARY 23,             JANUARY 24,
                                                             2000                   1999                    1998
------------------------------------------------------------------------------------------------------------------------

Weighted average fair value                                $       3.37           $       4.28            $       5.08
Pro forma net earnings                                     $  5,961,000           $ 44,200,000            $ 84,822,000
Pro forma earnings per share:
      Basic earnings per share                             $       0.05           $       0.36            $       0.69
      Diluted earnings per share                           $       0.05           $       0.36            $       0.68

NOTE 12. BUSINESS SEGMENTS

         The Company has three reportable business segments: the Core Business Segment, the Computer Business Segment and the OfficeMax.com Segment. The operations of the Company's retail stores, call centers and outside sales force are included in either the Core Business Segment or the Computer Business Segment. The Core Business Segment includes office supplies, business machines, peripherals, print-for-pay services and office furniture. The Computer Business Segment includes desktop and laptop personal computers and computer monitors. The OfficeMax.com Segment represents the operations of the Company's Internet site. Prior to fiscal year 1999, the OfficeMax.com Segment was reported in the Core Business Segment. All prior year amounts have been restated to reflect the separate presentation of the OfficeMax.com Segment. The Company evaluates performance and allocates resources based on the operations of these segments. The accounting policies of the reportable business segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).

         There are no intersegment sales or expense allocations. The Company does not allocate fixed assets or depreciation to the Computer Business Segment. The total assets of the Computer Business Segment, primarily inventory and accounts receivable, were approximately $65,850,000 and $60,280,000 as of January 22, 2000 and January 23, 1999, respectively. This segment also had accounts payable of $3,605,000 and $14,274,000 as of January 22, 2000 and January 23, 1999, respectively. The total assets of the OfficeMax.com segment, primarily fixed assets, were approximately $1,695,000 and $316,000 as of January 22, 2000 and January 23, 1999, respectively. This segment also had accrued expenses of $5,645,000 and $360,000 as of January 22, 2000 and January 23, 1999, respectively. Depreciation expense for the OfficeMax.com segment was $258,000, $119,000 and $101,000 for fiscal years 1999, 1998 and 1997, respectively. Goodwill and the related amortization are included in the Core Business Segment.

         Included in the Company's consolidated balance sheet as of January 22, 2000 are the net assets and related minority interest in the Company's majority owned joint venture, OfficeMax de Mexico. The net assets of OfficeMax de Mexico, which are included in the Core Business Segment, include inventory of $18,245,000, fixed assets of $14,084,000 and accounts payable of $18,295,000.
The Company also has investments in joint venture partnerships in Brazil and Japan. Other than its investments in joint venture partnerships, the Company has no international sales or assets.

         The following table summarizes the results of operations for the Company's reportable business segments: (Dollars in thousands)

                                             TOTAL
FISCAL YEAR 1999                            COMPANY    COMPUTERS    OFFICEMAX.COM      CORE
----------------------------------------------------------------------------------------------------
     Sales                                 $ 4,842,698    $   284,013    $    40,171    $ 4,518,514
     Cost of merchandise sold, including
         buying and occupancy costs          3,653,783        285,051         30,270      3,338,462

     Inventory markdown charge for
         item rationalization                   77,372           --             --           77,372
                                           -----------    -----------    -----------    -----------

                                             3,731,155        285,051         30,270      3,415,834

     Gross profit (loss)                     1,111,543         (1,038)         9,901      1,102,680

     Operating income (loss)                    32,386        (38,364)        (6,239)        76,989

     Interest expense                          (10,146)        (3,207)          (175)        (6,764)

     Other, net                                     59           --             --               59

     Income tax expense (benefit)               12,258        (16,254)        (2,508)        31,020
                                           -----------    -----------    -----------    -----------
     Net income (loss)                     $    10,041    $   (25,317)   $    (3,906)   $    39,264
                                           ===========    ===========    ===========    ===========

FISCAL YEAR 1998
----------------------------------------------------------------------------------------------------
     Sales                                 $ 4,337,768    $   336,922    $     6,346    $ 3,994,500
     Cost of merchandise sold, including
         Buying and occupancy costs          3,284,582        327,590          4,700      2,952,292
     Computer segment asset write-off
                                                79,950         79,950           --             --
                                           -----------    -----------    -----------    -----------
                                             3,364,532        407,540          4,700      2,952,292

     Gross profit (loss)                       973,236        (70,618)         1,646      1,042,208
     Operating income (loss)                    86,692        (96,471)          (293)       183,456
     Interest expense                           (5,971)        (4,700)           (14)        (1,257)
     Other, net                                    290           --             --              290
     Income tax expense (benefit)               32,391        (38,295)          (119)        70,805
                                           -----------    -----------    -----------    -----------
     Net income (loss)                     $    48,620    $   (62,876)   $      (188)   $   111,684
                                           ===========    ===========    ===========    ===========

FISCAL YEAR 1997
----------------------------------------------------------------------------------------------------
     Sales                                 $ 3,765,444    $   436,468    $     1,004    $ 3,327,972
     Cost of merchandise sold, including
         Buying and occupancy costs          2,895,084        430,706            873      2,463,505
                                           -----------    -----------    -----------    -----------
     Gross profit                              870,360          5,762            131        864,467
     Operating income (loss)                   145,917         (6,161)           235        151,843
     Interest income (expense)
                                                   518         (4,476)          --            4,994
     Other, net                                     (4)          --             --               (4)
     Income tax expense (benefit)               56,811         (4,127)            91         60,847
                                           -----------    -----------    -----------    -----------
     Net income (loss)                     $    89,620    $    (6,510)   $       144    $    95,986
                                           ===========    ===========    ===========    ===========

NOTE 13. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS

         Unaudited quarterly consolidated results of operations for the years ended January 22, 2000 and January 23, 1999 are summarized as follows:
(Dollars in thousands, except per share data)

                                FISCAL YEAR 1999
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                 FIRST              SECOND             THIRD              FOURTH
                                                QUARTER            QUARTER            QUARTER            QUARTER
---------------------------------------------------------------------------------------------------------------------
Sales                                           $1,179,410           $ 970,463         $1,301,774         $1,391,051
Cost of merchandise sold, including
    buying and occupancy costs                     900,958             732,713            990,711          1,029,401
Inventory markdown for
    item rationalization                                 -                   -             83,257            (5,885)
Gross profit                                       278,452             237,750            227,806            367,535
Net income (loss)                               $   22,016           $   2,427         $ (37,440)         $   23,038
Earnings per common share:
        Basic                                   $     0.19           $    0.02         $   (0.33)         $     0.20
        Diluted                                 $     0.19           $    0.02         $   (0.33)         $     0.20

                                FISCAL YEAR 1998
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                 FIRST              SECOND             THIRD              FOURTH
                                                QUARTER            QUARTER            QUARTER            QUARTER
---------------------------------------------------------------------------------------------------------------------
Sales                                           $1,061,074           $ 874,470         $1,152,359         $1,249,865
Cost of merchandise sold, including
    Buying and occupancy costs                     818,736             666,131            869,080            930,635
Computer segment asset write-off                         -                   -                  -             79,950
Gross profit                                       242,338             208,339            283,279            239,280
Net income (loss)                               $   19,074           $   2,625          $  33,578         $  (6,657)
Earnings per common share:
        Basic                                   $     0.15           $    0.02          $    0.27         $   (0.06)
        Diluted                                 $     0.15           $    0.02          $    0.27         $   (0.06)

NOTE 14. SHAREHOLDER RIGHTS PLAN

         During the first quarter of fiscal year 2000, the Company adopted a Shareholder Rights Plan designed to protect its shareholders against "abusive takeover tactics", by providing certain rights to its shareholders if any group or person acquires 15 percent or more of the Company's common stock. The plan will be implemented by issuing one preferred share purchase right for each share of common stock outstanding at the close of business on March 17, 2000, or issued thereafter until the rights become exercisable. Each right will entitle the holder to buy one one-thousandth of a participating preferred share at a $30 initial exercise price. Each fraction of a participating preferred share will be equivalent to a share of the Company's common stock. The rights become exercisable if any group acquires more than 15% of the outstanding OfficeMax common stock or if a person or group begins a tender or exchange offer that could result in such as acquisition.

NOTE 15. STRATEGIC ALLIANCE WITH GATEWAY COMPANIES, INC.

         In the first quarter of fiscal year 2000, the Company announced its plans to enter into a multi-channel strategic alliance with Gateway Companies, Inc. ("Gateway"). Under this alliance, Gateway plans to install and operate a licensed "store-within-a-store" computer department inside all OfficeMax superstores in the United States. The department will offer products consistent with the Company's current Computer Business Segment, including computers, monitors and related products and services. Accordingly, the Company plans to phase out operations of that segment. The store-within-a-store rollout began in March 2000 and is expected to be complete by the end of the first quarter of fiscal year 2001.

         Also, under this alliance, OfficeMax.com will be the exclusive office supply partner on Gateway's Internet site, Gateway.com, and will have its icon and hot link featured on the computer desktop of Gateway systems sold to small businesses and consumers in the United States over the next five years. Gateway will have the exclusive right to market and sell computers and related products on OfficeMax.com.

         This alliance also contemplates significant cross marketing and promotional opportunities, as well as a $50 million investment by Gateway in OfficeMax convertible preferred stock, of which $20 million is designated for OfficeMax.com.