Form 10-Q
period 2000-04-22
OFFICEMAX INC /OH/
filed 2000-05-31
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

       (Mark One)

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 22, 2000

                                       OR

       [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ________ to ________.

                         Commission file number 1-13380
                                                -------


                                 OFFICEMAX, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)



                     OHIO                                   34-1573735
                   --------                                 ----------
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



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                  Shares outstanding as of
                    Title of each class                 May 19, 2000
                    -------------------                 ------------

         Common Shares, without par value               112,741,889

                                 OFFICEMAX, INC.

                                      INDEX





          Part I - Financial Information                                                      Page
          ------------------------------

            Item 1.                 Financial Statements                                        3-9

            Item 2.                 Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                        10-15

            Item 3.                 Quantitative and Qualitative Disclosures About
                                    Market Risks                                                16


          Part II - Other Information
          ---------------------------

            Item 1.                 Legal Proceedings                                           17

            Item 6.                 Exhibits and Reports on Form 8-K                            17


          Signatures                                                                            18

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                      APRIL 22,            JANUARY 22,
                                                                         2000                  2000
                                                                  -------------------   -------------------
                                                                     (Unaudited)
 ASSETS
 Current Assets:
   Cash and equivalents                                                 $    72,232           $    73,087
   Accounts receivable, net of allowances
     of $485 and $687, respectively                                          87,972               111,734
   Merchandise inventories                                                1,255,332             1,273,844
   Other current assets                                                      58,427                69,344
                                                                  -------------------   -------------------
       Total current assets                                               1,473,963             1,528,009
 Property and Equipment:
   Buildings and land                                                        19,315                19,292
   Leasehold improvements                                                   188,527               188,900
   Furniture, fixtures and equipment                                        512,750               505,345
                                                                  -------------------   -------------------
   Total property and equipment                                             720,592               713,537
   Less: Accumulated depreciation and amortization                         (331,326)             (311,069)
                                                                  -------------------   -------------------
   Property and equipment, net                                              389,266               402,468
 Other assets and deferred charges                                           33,913                34,333
 Goodwill, net of accumulated amortization
   of $72,502 and $70,039, respectively                                     307,750               310,168
                                                                  -------------------   -------------------
                                                                        $ 2,204,892           $ 2,274,978
                                                                  ===================   ===================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable - trade                                             $   624,451           $   702,416
   Accrued expenses and other liabilities                                   108,732               140,094
   Accrued salaries and related expenses                                     39,211                50,313
   Taxes other than income taxes                                             74,558                72,966
   Revolving credit facilities                                              139,800                91,800
   Mortgage loan, current portion                                             1,300                 1,300
                                                                  -------------------   -------------------
       Total current liabilities                                            988,052             1,058,889
 Mortgage loan                                                               14,800                15,125
 Other long-term liabilities                                                 73,316                70,895
                                                                  -------------------   -------------------
       Total liabilities                                                  1,076,168             1,144,909

 Commitments and contingencies                                                    -                     -
 Minority interest                                                           14,761                14,072

 Shareholders' Equity:
   Common shares, without par value; 200,000,000 shares
     authorized; 124,985,364 shares issued and outstanding                  867,539               867,866
   Deferred stock compensation                                                 (343)                 (304)
   Retained earnings                                                        356,817               358,900
   Cumulative translation adjustments                                          (667)                    -
   Less:  Treasury stock, at cost                                          (109,383)             (110,465)
                                                                  -------------------   -------------------
       Total shareholders' equity                                         1,113,963             1,115,997
                                                                  -------------------   -------------------
                                                                        $ 2,204,892           $ 2,274,978
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

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                               13 WEEKS ENDED
                                                                  -----------------------------------------
                                                                      APRIL 22,             APRIL 24,
                                                                         2000                  1999
                                                                  -------------------   -------------------

 Sales                                                                  $ 1,344,188           $ 1,179,410
 Cost of merchandise sold, including buying
    and occupancy costs                                                   1,016,696               900,958
                                                                  -------------------   -------------------

 Gross profit                                                               327,492               278,452

 Store operating and selling expenses                                       283,334               206,825
 Pre-opening expenses                                                         2,305                 2,170
 General and administrative expenses                                         38,682                29,228
 Goodwill amortization                                                        2,463                 2,347
                                                                  -------------------   -------------------
 Total operating expenses                                                   326,784               240,570

 Operating income                                                               708                37,882

 Interest expense, net                                                        1,531                 1,957
 Other expense (income), net                                                    318                 (224)
                                                                  -------------------   -------------------

 Income (loss) before income taxes                                           (1,141)               36,149
 Income taxes                                                                   253                14,133
 Minority interest                                                              689                     -
                                                                  -------------------   -------------------

 Net income (loss)                                                       $   (2,083)           $   22,016
                                                                  ===================   ===================

 EARNINGS (LOSS) PER COMMON SHARE:
    Basic                                                                $    (0.02)            $    0.19
                                                                  ===================   ===================
    Diluted                                                              $    (0.02)            $    0.19
                                                                  ===================   ===================

 WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
    Basic                                                               112,474,264           115,598,438
                                                                  ===================   ===================
    Diluted                                                             112,474,264           116,382,105
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

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                               13 WEEKS ENDED
                                                                  -----------------------------------------
                                                                      APRIL 22,             APRIL 24,
                                                                         2000                  1999
                                                                  -------------------   -------------------
 CASH PROVIDED BY (USED FOR):
 OPERATIONS
    Net income (loss)                                                    $   (2,083)           $   22,016
    Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization                                          24,170                20,047
      Deferred income taxes                                                     608                (2,571)
      Other, net                                                                686                   187
    Changes in current assets and current liabilities
      Decrease in inventories                                                18,512                36,504
      Decrease in accounts payable                                          (84,952)              (41,452)
      Decrease in accounts receivable                                        25,293                69,154
      Decrease in accrued liabilities                                       (20,602)              (35,154)
      Other, net                                                             (6,597)               (2,316)
                                                                  -------------------   -------------------
        Net cash (used for) provided by operations                          (44,965)               66,415
                                                                  -------------------   -------------------

 INVESTING
      Capital expenditures                                                  (24,903)              (26,743)
      Other, net                                                               (508)                 (875)
                                                                  -------------------   -------------------
        Net cash used for investing                                         (25,411)              (27,618)
                                                                  -------------------   -------------------

 FINANCING
      Increase in revolving credit facilities                                48,000                15,700
      Payments of mortgage principal                                           (325)                 (325)
      Increase (decrease) in overdraft balances                               4,970               (40,736)
      Purchase of treasury stock                                                  -               (29,306)
      Decrease in advanced payments for leased facilities                    16,611                     -
      Proceeds from the issuance of common stock, net                           754                 1,111
                                                                  -------------------   -------------------
        Net cash provided by (used for) financing                            70,010               (53,556)
                                                                  -------------------   -------------------

 Effect of exchange rate changes on cash and cash equivalents                  (489)                    -
                                                                  -------------------   -------------------
 Net decrease in cash and equivalents                                          (855)              (14,759)
 Cash and equivalents, beginning of the period                               73,087                67,482
                                                                  -------------------   -------------------
 Cash and equivalents, end of the period                                 $   72,232            $   52,723
                                                                  ===================   ===================

 SUPPLEMENTAL INFORMATION
 Interest paid on debt                                                   $    2,077            $    2,132
                                                                  ===================   ===================
 Taxes paid on income                                                    $        -            $    5,581
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

                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                     Deferred                         Cumulative
                                      Common           Stock           Retained      Translation       Treasury
                                      Shares       Compensation        Earnings       Adjustment         Stock          Total
                                   -------------  ----------------  ---------------  -------------  --------------  ---------------

BALANCE AT JANUARY 22, 2000         $   867,866   $         (304)   $      358,900    $         -    $  (110,465)        $1,115,997


Comprehensive income:
   Net income (loss)                          -                -            (2,083)             -              -             (2,083)
   Cumulative translation
     adjustment                               -                -                 -           (667)             -               (667)

                                                                                                                    ---------------
Total comprehensive income                                                                                                   (2,750)

Sale of shares under
  management share purchase
  plan (including tax benefit)             (168)            (100)                -              -            668                400


Sale of shares under employee
  share purchase plan
  (including tax benefit)                  (159)               -                 -              -            414                255


Amortization of deferred
  compensation                                -               61                 -              -              -                 61
                                   -------------  ----------------  ---------------  -------------  --------------  ---------------

BALANCE AT APRIL 22, 2000            $  867,539   $         (343)   $      356,817   $       (667)  $   (109,383)        $1,113,963
                                   =============  ================  ===============  =============  ==============  ===============






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE 13 WEEKS ENDED
                        APRIL 22, 2000 AND APRIL 24, 1999



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

2. The Company's consolidated financial statements for the 13 weeks ended April 22, 2000 and April 24, 1999 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 22, 2000 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 21, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform them to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal year 2000 ends on January 27, 2001 and includes 53 weeks. Fiscal year 1999 ended on January 22, 2000 and included 52 weeks.

4. At April 22, 2000, OfficeMax operated a chain of 969 full-size superstores in over 370 markets, located in 49 states, Puerto Rico and the U.S. Virgin Islands. In addition to offering office products, business machines, computers and related items, the Company also features CopyMax and FurnitureMax, in-store modules devoted exclusively to print-for-pay services and office furniture. OfficeMax also operates smaller format OfficeMax PDQ stores. In addition, the Company operates OfficeMax.com (http://www.officemax.com), a business to business Internet site offering office products and business services. Through joint venture partnerships, OfficeMax operates international locations in Brazil, Japan and Mexico. Additionally, the Company has 19 delivery centers located throughout the United States to serve its catalog and direct marketing businesses and OfficeMax.com, enabling individual consumers and businesses to buy a wide assortment of merchandise.

5. The average common and common equivalent shares utilized in computing diluted earnings per share for the 13 weeks ended April 22, 2000 and April 24, 1999 include 172,530 and 732,368 shares, respectively, resulting from the application of the treasury stock method to outstanding stock options. Options to purchase 13,431,000 and 7,512,000 shares were excluded from the calculation of diluted earnings per share for the 13 weeks ended April 22, 2000 and April 24, 1999, respectively, because the exercise prices of the options were greater than the average market price. These shares had weighted average exercise prices of $10.09 and $13.62, respectively. The average common and common equivalent shares utilized in computing diluted earnings per share for the 13 weeks ended April 22, 2000 and April 24, 1999 include 175,976 and 51,299 restricted stock units.

6. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is required to be adopted in fiscal years beginning after June 15, 2000. Due to the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have significant effect on the earnings or the financial position of the Company.

7. The Company has three reportable business segments: the Core Business Segment, the Computer Business Segment and the OfficeMax.com Segment. The operations of the Company's retail stores, catalogs and outside sales force are included in either the Core Business Segment or the Computer Business Segment. The Core Business Segment includes office supplies, business machines, peripherals, print-for-pay services and office furniture. The Computer Business Segment includes desktop and laptop personal computers and computer monitors. The OfficeMax.com Segment represents the operations of the Company's Internet site. Prior to fiscal year 1999, the OfficeMax.com Segment was reported in the Core Business Segment. All prior year amounts have been restated to reflect the separate presentation of the OfficeMax.com Segment. The Company evaluates performance and allocates resources based on the operations of these segments. The accounting policies of the reportable business segments are the same as those described in the Summary of Significant Accounting Policies (Note 1) included in the Company's Annual Report on Form 10-K for the year ended January 22, 2000.

     The following table summarizes the results of operations for the Company's reportable business segments:

(Dollars in thousands)
(Unaudited)

                                        TOTAL
13 WEEKS ENDED APRIL 22, 2000          COMPANY       CORE       COMPUTERS     OFFICEMAX.COM
-------------------------------------------------------------------------------------------

Sales                                 $1,344,188   $1,249,290   $   68,770    $   26,128
Cost of merchandise sold, including
    buying and occupancy costs         1,016,696      932,567       64,985        19,144
                                      -----------------------------------------------------
Gross profit                             327,492      316,723        3,785         6,984
Operating income (loss)                      708       15,768       (3,116)      (11,944)
Interest expense, net                      1,531        1,120           84           327
Other, net                                   318          318         --            --
Income tax expense (benefit)                 253        6,442       (1,280)       (4,909)
Minority interest                            689          689         --            --
                                      -----------------------------------------------------
Net income (loss)                     $   (2,083)  $    7,199   $   (1,920)   $   (7,362)
                                      =====================================================


                                         TOTAL
13 WEEKS ENDED APRIL 24, 1999           COMPANY        CORE       COMPUTERS    OFFICEMAX.COM
--------------------------------------------------------------------------------------------

Sales                                 $1,179,410    $1,107,147    $   67,833    $    4,430
Cost of merchandise sold, including
    buying and occupancy costs           900,958       827,916        69,591         3,451
                                      -----------------------------------------------------
Gross profit (loss)                      278,452       279,231        (1,758)          979
Operating income (loss)                   37,882        50,098       (11,410)         (806)
Interest expense, net                      1,957         1,366           581            10
Other, net                                  (224)         (224)         --            --
Income tax expense (benefit)              14,133        19,140        (4,688)         (319)
                                      -----------------------------------------------------
Net income (loss)                     $   22,016    $   29,816    $   (7,303)   $     (497)
                                      =====================================================

     The combined results of operations and assets of the three reportable business segments are equal to the Company's consolidated results of operations and assets. Certain centrally incurred costs are allocated to the business segments based on each segment's estimated usage and/or benefit. There is no profit or loss on intersegment transactions or allocations. The Company does not allocate fixed assets or depreciation to the Computer Business Segment. The total assets of the Computer Business Segment, primarily inventory and accounts receivable, were approximately $41,905,000 and $65,850,000 as of April 22, 2000 and January 22, 2000,
     respectively. This segment also had accounts payable of $9,792,000 and $3,605,000 as of April 22, 2000 and January 22, 2000, respectively. The total assets of the OfficeMax.com segment, primarily fixed assets, were approximately $2,370,000 and $1,695,000 as of April 22, 2000 and January 22, 2000, respectively. This segment also had accrued expenses of $13,682,000 and $5,645,000 as of April 22, 2000 and January 22, 2000,
     respectively. Depreciation expense for the OfficeMax.com segment was $141,000 and $29,000 for the 13 weeks ended April 22, 2000 and April 24, 1999, respectively. Goodwill and the related amortization are included in the Core Business Segment.

     Through joint venture partnerships, the Company operates on an international basis with locations in Brazil, Japan and Mexico. The joint ventures operate OfficeMax superstores similar to those in the United States. Due to its majority interest, the Company consolidates the financial position, results of operations and cash flows of the joint venture in Mexico, OfficeMax de Mexico, within the Core Business Segment. The Company's other investments in joint ventures are accounted for under the cost method. Sales for OfficeMax de Mexico were $24,094,000 during the 13 weeks ended April 22, 2000. During the 13 weeks ended April 24, 1999, the Company accounted for the joint venture in Mexico under the equity method and, accordingly did not consolidate OfficeMax de Mexico's sales. The net assets of OfficeMax de Mexico included long-lived assets, primarily fixed assets, of $16,123,000 and $14,084,000 as of April 22, 2000 and
     January 22, 2000. Other than its investments in joint venture partnerships, the Company has no international sales or assets.

8. During the second quarter of fiscal year 2000, the Company repaid the outstanding balance of its mortgage loan in the amount of $16,100,000. The mortgage loan was secured by the Company's international corporate headquarters and had an original maturity of January 2007.

9. During the second quarter of fiscal 2000, in accordance with a strategic alliance between the Company and Gateway Companies, Inc. ("Gateway"), Gateway invested $50 million in two newly created series of convertible preferred shares of the Company. The strategic alliance is described in greater detail in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------

   Consolidated Results

Consolidated sales for the 13 weeks ended April 22, 2000 increased 14% to $1,344,188,000 from $1,179,410,000 for the comparable period last year. The increase in consolidated sales was attributable to a same-store sales increase of 2%, a full period of sales from the 115 superstores opened during fiscal year 1999 and additional sales from the 23 (net) new full-size superstores opened at various points during the 13-week period ended April 22, 2000. Additionally, $24,094,000 of sales for the Company's joint venture in Mexico, OfficeMax de Mexico, are included in consolidated sales for the 13 weeks ended April 22, 2000, due to the Company's majority interest in the joint venture which was purchased as of the end of fiscal year 1999. During the 13 weeks ended April 24, 1999, the Company accounted for the joint venture under the equity method and, accordingly did not consolidate OfficeMax de Mexico's sales. The current quarter same-store sales increase was achieved even with a 10% decline in the average retail prices of fax machines, printers and copiers experienced by the Company's Core Business Segment and a 14% decline in average selling prices for computers experienced by the Company's Computer Business Segment. A shift in the timing of the Easter holiday from the first quarter to second quarter of fiscal year 2000 improved consolidated same-store sales by slightly less than one percent.

Consolidated cost of merchandise sold, including buying and occupancy costs decreased as a percentage of sales to 75.6% for the 13 weeks ended April 22, 2000 from 76.4% for the comparable period last year. Correspondingly, consolidated gross profit increased to 24.4% of sales for the first quarter of fiscal year 2000 as compared to 23.6% for the comparable period a year earlier. The increase in consolidated gross profit as a percentage of sales was due primarily to gross profit improvements in each of the Company's segments with the Company's Computer Business and OfficeMax.com segments realizing greater increases in percentage terms than the Company's Core Business Segment.

Consolidated store operating and selling expenses, which consist primarily of store payroll, operating and advertising expenses, increased by 37% to $283,334,000 from $206,825,000 for the comparable period last year. Consolidated store operating and selling expenses increased as a percentage of sales to 21.1% for the 13 weeks ended April 22, 2000 from 17.5% for the comparable period a year earlier. The increase was primarily due to costs associated with the Company's supply-chain management and operating improvement initiatives. These costs include reduced vendor income from vendor support programs eliminated as part of the Company's program of merchandise and vendor rationalization and investments in store payroll to enhance customer service levels through increased associate training for product knowledge and selling skills along with increased employee coverage within the stores.

Pre-opening expenses were $2,305,000 for the 13 weeks ended April 22, 2000, reflecting the opening of 24 full-size superstores. Pre-opening expenses were $2,170,000 for the 13 weeks ended April 24, 1999, reflecting the opening of 24 full-size superstores and one smaller format OfficeMax PDQ store. Pre-opening expenses, which consist primarily of store payroll, supplies and grand opening advertising, averaged approximately $90,000 and $85,000 per full-size superstore in the 13 weeks ended April 22, 2000 and April 24, 1999, respectively. Pre-opening expenses increase approximately $30,000 per superstore when certain enhanced CopyMax or FurnitureMax features are included.

General and administrative expenses increased by 32% to $38,682,000 from $29,228,000 for the comparable period of the prior year. General and administrative expenses were 2.9% of sales for the 13 weeks ended April 22, 2000, as compared to 2.5% of sales for the same period last year. This increase reflects costs for consulting services supporting the Company's supply-chain management and operating improvement initiatives, continued investment in the Company's organizational structure and increased depreciation expense as a result of the Company's information technology initiatives. The Company is in the process of implementing the SAP system, a fully integrated Enterprise Resource Planning platform that will automate and integrate various business processes of the Company. The Company has already completed its conversion to the SAP Human Resources and Finance modules. Conversion to the first phase of the SAP Retail and Merchandising systems was completed during the second quarter of fiscal year 2000, with full implementation scheduled for mid-summer.

Goodwill amortization was $2,463,000 for the 13 weeks ended April 22, 2000, as compared to $2,347,000 for the 13 weeks ended April 24, 1999. Goodwill is capitalized and amortized over 10-40 years using the straight-line method.

As a result of the foregoing factors, operating income was $708,000 or 0.1% of sales for the 13 weeks ended April 22, 2000, as compared to $37,882,000 or 3.2% of sales, for the comparable period a year earlier.

Interest expense was $1,531,000 for the 13 weeks ended April 22, 2000, as compared to $1,957,000 for the comparable period a year earlier. The decrease in interest expense during the first quarter of fiscal year 2000 was primarily due to lower average outstanding borrowings during the current fiscal year.

Income taxes were $253,000 for the 13 weeks ended April 22, 2000, as compared to $14,133,000 for the same period a year ago. The effective tax rates for both periods are different from the federal statutory income tax rate primarily as a result of goodwill amortization, tax exempt interest, and state and local taxes.

As a result of the foregoing factors, the Company had a net loss of $2,083,000 for the 13 weeks ended April 22, 2000, as compared to net income of $22,016,000 for the comparable period a year earlier.

BUSINESS SEGMENTS
-----------------

   Core Business Segment

Sales for the Core Business Segment increased 13% to $1,249,290,000 for the 13 weeks ended April 22, 2000 from $1,107,147,000 for the comparable period last year. The increase in the first quarter of fiscal year 2000 was due to the additional sales from the 115 new full-size superstores opened since the end of the first quarter of fiscal year 1999 and a comparable-store sales increase of 1%. A 10% decline in average selling prices for fax machines, printers and copiers combined with a less aggressive promotional strategy relative to last year reduced the Core Business Segment's comparable sales increase by approximately 1%.

Cost of merchandise sold, including buying and occupancy costs for the Core Business Segment decreased as a percentage of sales to 74.6% for the 13 weeks ended April 22, 2000 from 74.8% for the comparable prior year period. Gross profit for the Core Business Segment increased to $316,723,000 for the 13 weeks ended April 22, 2000 from $279,231,000 for the comparable period a year earlier.

Operating income for the Core Business Segment was $15,768,000 or 1.3% of sales for the 13 weeks ended April 22, 2000, as compared to $50,098,000 or 4.5% of sales for the comparable prior year period. The decrease in operating income in the first quarter of fiscal year 2000 was primarily due to increased store operating and selling expenses related to the Company's supply-chain management and operating improvement initiatives.

Net income for the Core Business Segment was $7,199,000 or 0.6% of sales for the 13 weeks ended April 22, 2000, as compared to $29,816,000 or 2.7% of sales for the comparable period last year.

   Computer Business Segment

Sales for the Computer Business Segment increased 1% to $68,770,000 for the 13 weeks ended April 22, 2000 from $67,833,000 for the comparable period last year. Same-store sales for the Computer Business Segment declined 15% for the first quarter of fiscal year 2000 primarily resulting from a reduction in the average retail prices for computers compared to a year ago.

Cost of merchandise sold, including buying and occupancy costs for the Computer Business Segment decreased as a percentage of sales to 94.5% for the 13-week period ended April 22, 2000 from 102.6% of sales for the same period last year. The decrease is the result of the Company's decision to continue to modify this segment's product assortment and promotions. Gross profit for the Computer Business Segment was $3,785,000 for the first quarter of fiscal year 2000 as compared to a loss of $1,758,000 for the comparable prior year period.

Operating loss for the Computer Business Segment was $3,116,000 for the 13-week period ended April 22, 2000, as compared to an operating loss of $11,410,000 for the like period a year earlier. The decrease in operating loss during the first quarter of fiscal year 2000 was primarily due to improved merchandise gross margin and reduced advertising expenses compared to a year ago.

Net loss for the Computer Business Segment was $1,920,000 for the 13 weeks ended April 22, 2000, as compared to a loss of $7,303,000 for the comparable period last year.

   OfficeMax.com Segment

Sales for the OfficeMax.com Segment increased 490% to $26,128,000 for the 13 weeks ended April 22, 2000 from $4,430,000 in the same period last year. This sales growth in the first quarter of fiscal year 2000 reflected the Company's continued aggressive offline marketing program aimed at capturing a larger share of the online small-business market, new online business services launched affecting the periods presented, an overall national increase in online business-to-business e-Commerce and an increase in repeat-customer purchases.

Cost of merchandise sold including buying costs for the OfficeMax.com Segment was 73.3% of sales for the 13 weeks ended April 22, 2000 compared to 77.9% of sales for the comparable prior year period. Gross profit for the OfficeMax.com Segment was $6,984,000 or 26.7% of sales in first quarter of fiscal year 2000 and $979,000 or 22.1% of sales in the same period last year. The improvement in gross profit as a percentage of sales for the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999 was due primarily to a more disciplined pricing strategy and continued emphasis on selling core office supplies to small business customers.

The OfficeMax.com Segment incurred an operating loss of $11,944,000 for the 13 weeks ended April 22, 2000 and $806,000 in the comparable prior year period. The net operating losses were primarily due to the segment's aggressive advertising and marketing programs focused on customer acquisition in the small business market space.

Net income for the OfficeMax.com Segment was a loss of $7,362,000 in first quarter of fiscal year 2000 and $497,000 in first quarter of fiscal year 1999.

STRATEGIC ALLIANCE WITH GATEWAY COMPANIES, INC.
-----------------------------------------------

During the first quarter of fiscal year 2000, the Company entered into a five-year multi-channel alliance with Gateway. The strategic alliance consists of three elements: sales of products and services through physical retail channels, sales of products and services through e-Commerce channels and an investment in OfficeMax by Gateway.

Under the terms of a master license agreement (the "Master License Agreement"), Gateway will operate a licensed "store-within-a-store" computer department in all OfficeMax retail stores in the United States and Puerto Rico. The department will offer products consistent with the Company's current Computer Business Segment, including computers, monitors and related products and services. In accordance with the alliance, Gateway will staff the store-within-a-store modules and own all of the inventory and recognize all of the sales within the store-within-a-store modules. OfficeMax will receive a fixed monthly rent from Gateway. The store-within-a-store rollout began during the first quarter of fiscal year 2000 with the installation of Gateway store-within-a-store departments in 35 OfficeMax superstores and is expected to be complete by the end of the first quarter of fiscal year 2001. In July 2000, an interim Gateway display will be installed in all OfficeMax superstores that have yet to receive a full-size store-within-a-store installation. The interim displays will replace the Company's current Computer Business Segment and will be in place until a full-size Gateway store-within-a-store department is installed. The Company has begun to phase-out operations of the Computer Business Segment and expects to exit this business by the end of the second quarter of fiscal year 2000.

Additionally, a reciprocal Internet relationship between OfficeMax and Gateway provides for significant cross marketing and promotional opportunities. OfficeMax will be the exclusive office supply partner on Gateway's

Internet site, Gateway.com, and will have its icon and hot link featured on the computer desktop of Gateway systems sold to small businesses and consumers in the United States over the next five years. In exchange, OfficeMax will pay Gateway a commission on sales to customers acquired from Gateway properties or promotional efforts, including certain guaranteed minimum annual payments. Gateway will have the exclusive right to market and sell computers and related products on OfficeMax.com, and will pay the Company a commission on sales to customers acquired from OfficeMax properties or promotional efforts. The Internet relationship, including the linking of OfficeMax.com and Gateway.com is expected to commence during the second quarter of fiscal year 2000.

In accordance with the alliance, Gateway has invested $50,000,000 in OfficeMax convertible preferred stock, $30,000,000 designated for OfficeMax and $20,000,000 designated for OfficeMax.com.

Gateway's investment in OfficeMax is in the form of a newly created series of convertible preferred shares of the Company, the Series A Voting Preference Shares (the "Series A Shares"), at a purchase price of $9.75 per share. The Series A Shares vote on an as-converted to common shares of the Company ("Common Shares") basis (one vote per share) and do not bear any stated dividend. After two years, the Series A Shares are convertible into Common Shares of the Company on a 1:1 basis provided that Gateway store-within-a-store modules are opened in accordance with the terms of the Master License Agreement and the fair market value of the Company's Common Shares is at least $12.50 per share. If after two years Gateway store-within-a-store modules are not opened in accordance with the terms of the Master License Agreement, the Series A Shares are redeemable by Gateway at face value. If at the end of the alliance, Gateway store-within-a-store modules are opened in accordance with the terms of the Master License Agreement, each Series A Share is convertible into Common Shares of the Company having a fair market value of $12.50. The Company may also elect to convert the Series A Shares into Common Shares on a 1:1 basis at any time, subject to certain "make-whole" or fair market value guarantees designed to ensure a value to Gateway of $12.50 per share. In addition, Gateway may elect to convert the Series A Shares into Common Shares on a 1:1 basis in the event of a change in control of the Company, delisting of the Common Shares, or a termination of registration of the Common Shares under the Securities Exchange Act of 1934.

Gateway's investment in OfficeMax.com is also in the form of a newly created series of convertible preferred shares of the Company, the Series B Serial Preferred Shares (the "Series B Shares"), at a purchase price of $10 per share. The Series B Shares bear a dividend rate of 7% per annum and have no voting rights. The Series B Shares are convertible into any security which might be issued in the future by the Company that specifically relates to OfficeMax.com (the "OfficeMax.com Security") at a 30% discount to the initial price of the OfficeMax.com Security determined by a public market. The Series B Shares are redeemable at the option of either the Company or Gateway at face value plus accrued and unpaid dividends, if no such OfficeMax.com Security is registered under the Securities Act of 1933 and the Securities Exchange Act of 1934 and listed for trading on a national securities exchange by June 30, 2001, or Gateway elects not to convert the Series B Shares into an OfficeMax.com Security. The June 30, 2001 conversion or redemption deadline can be extended to June 30, 2002, if Gateway elects to extend certain dates in the Master License Agreement.

During the second quarter of fiscal year 2000, Gateway paid the Company $50 million in cash in satisfaction of the investment requirements of the strategic alliance. Accordingly, the Company issued Gateway 3,076,982 Series A Shares and 2,000,000 Series B Shares.

The Master License Agreement also contains various change in control provisions which provide for the termination of the agreement by either OfficeMax or Gateway upon a change in control of the other party, as defined in the agreement. Further, if a change in control of Gateway results in Gateway being controlled by a person or entity whose primary business is the owning or operating of office supply superstores, the Company is entitled to a payment of $100,000,000. If a change in control of the Company results in the Company being controlled by a person or entity who is a major retailer of personal computers and Internet goods and services or a personal computer manufacturer, Gateway will be entitled to a payment of $100,000,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operating activities used $44,965,000 of cash during the 13 weeks ended April 22, 2000, primarily for accounts payable and accrued expenses, which decreased $84,952,000 and $20,602,000, respectively, since the end of the prior fiscal year. These cash outflows were partially offset by decreases in accounts receivable and inventory of $25,293,000 and $18,512,000, respectively. The decrease in inventory was achieved in spite of adding merchandise for the 23 (net) new superstores that were opened during the first quarter of fiscal year 2000. Further, consolidated inventory decreased 12% year-over-year on a per store basis primarily as a result of the Company's continued implementation of its supply-chain management initiatives. The Company's operating activities generated $66,415,000 of cash during the 13 weeks ended April 24, 1999.

Net cash used for investing activities was $25,411,000 for the 13 weeks ended April 22, 2000 versus $27,618,000 in the comparable prior year period. Capital expenditures, primarily for new and remodeled stores and the Company's IT initiatives, were $24,903,000 during the first quarter of fiscal year 2000 and $26,743,000 during the first quarter of fiscal year 1999.

Net cash provided by financing activities was $70,010,000 for the 13 weeks ended April 22, 2000. Current year financing activities primarily represent borrowings under the Company's revolving credit facilities, which increased by $48,000,000 in the 13 weeks ended April 22, 2000. Net cash used by financing activities in the comparable prior year period primarily represented borrowings on the Company's revolving credit facilities, a decrease in overdraft balances and the payment of $29,306,000 for treasury stock purchases.

During the 13 weeks ending July 22, 2000, the Company plans to open 15 new OfficeMax superstores. Management estimates that the Company's cash requirements for opening or remodeling a superstore, exclusive of pre-opening expenses, will be approximately $1,025,000. For each OfficeMax superstore, the requirements include an average of approximately $425,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $600,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $90,000 per full-size OfficeMax superstore during the remainder of fiscal year 2000. In select cases, that average is expected to increase by approximately $30,000 when certain enhanced CopyMax or FurnitureMax features are included.

The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings will be sufficient to finance its retail operations and capital requirements, including its expansion strategy. In December 1999, the Company's Board of Directors authorized the Company to explore alternative capital structures for its e-Commerce business, OfficeMax.com. The Company is evaluating various alternatives including a sale of shares tracking its OfficeMax.com business. The Company's marketing and expansion plans for OfficeMax.com could be limited if it is unable to obtain additional equity.

The Company has $400,000,000 of revolving credit facilities available through June 2002. As of April 22, 2000, the Company had outstanding borrowings of $139,800,000 under its revolving credit facilities at a weighted average interest rate of 6.39%

During the second quarter of fiscal year 2000, the Company repaid the outstanding balance of its mortgage loan in the amount of $16,100,000. The mortgage loan was secured by the Company's international corporate headquarters and had an original maturity of January 2007.

On August 13, 1998, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its common stock on the open market. At April 22, 2000, the Company had purchased a total of 12,702,100 shares at a cost of $113,619,000. This included systematic purchases to cover potential dilution from the issuance of shares under the Company's equity-based incentive plans. Future purchases of common shares are limited, by financial covenants related to the Company's revolving credit facility, to purchases to satisfy the Company's obligation under its equity-based award plans.

The Company's business is seasonal, with sales and operating income higher in the third and fourth fiscal quarters, which include the Back-to-School period and the holiday selling season, respectively, followed by the traditional new year office supply restocking month of January. Sales in the second fiscal quarter's summer months are the slowest of the year primarily because of lower office supplies consumption during the summer vacation period.

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


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

Portions of this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "plan," "intend," "forecast," and similar expressions, among others, identify "forward-looking statements," which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those made, projected or implied in such statements. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended January 22, 2000 as filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------


The Company is exposed to market risk, principally interest rate risk and foreign exchange risk.

Interest earned on the Company's cash equivalents and short-term investments, as well as interest paid on its debt and lease obligations, are sensitive to changes in interest rates. The interest rate for the Company's revolving credit facilities is variable, while the Company's long-term debt and the interest component of its operating leases is generally fixed. The Company manages its interest rate risk by maintaining a combination of fixed and variable rate debt. The Company believes its potential exposure to interest rate risk is not material to the Company's financial position or the results of its operations.

The Company is exposed to foreign exchange risk through its joint venture partnerships in Brazil, Japan and Mexico. The Company has not entered into any derivative financial instruments to hedge this exposure, and believes its potential exposure is not material to the Company's financial position or the results of its operations.

                           PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS
-------------------------

On March 24, 2000, Charles Miller and Great Neck Capital Appreciation, L.P. initiated two separate, but virtually identical, purported class actions against the Company and its directors. The cases, both filed in the Court of Common Pleas for Cuyahoga County, Ohio, allege claims for interference with shareholders' franchise rights against the Company and its directors and breach of fiduciary duty against the directors relating to the adoption of a shareholder rights plan on March 17, 2000. The cases are in their earliest stages and discovery has not yet commenced. The Company believes that the cases are without merit and intends to vigorously defend against the allegations set forth in both complaints.

On April 7, 2000, Crandon Capital Partners initiated a purported class action against the Company and its directors. The case, filed in the Court of Common Pleas for Cuyahoga County, Ohio, also alleges claims for interference with shareholders' franchise rights against the Company and its directors and breach of fiduciary duty against the directors relating to the adoption of the shareholder rights plan. The case is in its earliest stages and discovery has not yet commenced. The Company believes that the case is without merit and intends to vigorously defend against the allegations set forth in the complaint.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------



(a)   Exhibits:               27.0   Financial Data Schedule for the period
                                     ended April 22, 2000 (for SEC use only)

(b)   Reports on Form 8-K:    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OFFICEMAX, INC.

Date:  May 31, 2000     By: /s/ Jeffrey L. Rutherford
                            -------------------------
                            Jeffrey L. Rutherford
                            Senior Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)