Form 10-Q
period 2000-07-22
OFFICEMAX INC /OH/
filed 2000-09-05
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

            (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 22, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                         Commission file number 1-13380
                                                -------

                                 OFFICEMAX, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)



                 OHIO                        34-1573735
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



            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.



            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                       Shares outstanding as of
                  Title of each class                      August 30, 2000
                  -------------------                      ---------------
            Common Shares, without par value                 112,935,455

                                 OFFICEMAX, INC.

                                      INDEX





          Part I - Financial Information                                   Page
          ------------------------------                                   ----

            Item 1.     Financial Statements                                3-11

            Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                12-18

            Item 3.     Quantitative and Qualitative Disclosures About
                        Market Risks                                         19


          Part II - Other Information
          ---------------------------

            Item 4.     Submission of Matters to a Vote of Security Holders  20

            Item 6.     Exhibits and Reports on Form 8-K                     20


          Signatures                                                         21

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                JULY 22,        JANUARY 22,
                                                                 2000              2000
                                                              -----------      -----------
                                                              (Unaudited)
ASSETS
Current Assets:
  Cash and equivalents                                        $    58,589      $    73,087
  Accounts receivable, net of allowances
    of $227 and $687, respectively                                 84,015          111,734
  Merchandise inventories                                       1,312,857        1,273,844
  Other current assets                                             61,585           69,344
                                                              -----------      -----------
      Total current assets                                      1,517,046        1,528,009
Property and Equipment:
  Buildings and land                                               19,315           19,292
  Leasehold improvements                                          189,024          188,900
  Furniture, fixtures and equipment                               525,546          505,345
                                                              -----------      -----------
  Total property and equipment                                    733,885          713,537
  Less: Accumulated depreciation and amortization                (350,263)        (311,069)
                                                              -----------      -----------
  Property and equipment, net                                     383,622          402,468
Other assets and deferred charges                                  33,904           34,333
Goodwill, net of accumulated amortization
  of $74,966 and $70,039, respectively                            305,286          310,168
                                                              -----------      -----------
                                                              $ 2,239,858      $ 2,274,978
                                                              ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                                    $   489,251      $   702,416
  Accrued expenses and other liabilities                           65,652          140,094
  Accrued salaries and related expenses                            41,748           50,313
  Taxes other than income taxes                                    69,039           72,966
  Revolving credit facilities                                     342,500           91,800
  Mortgage loan, current portion                                        -            1,300
                                                              -----------      -----------
      Total current liabilities                                 1,008,190        1,058,889
Mortgage loan                                                           -           15,125
Other long-term liabilities                                        75,113           70,895
                                                              -----------      -----------
      Total liabilities                                         1,083,303        1,144,909

Commitments and contingencies                                           -                -
Minority interest                                                  15,039           14,072
Redeemable preferred shares                                        50,773                -

Shareholders' Equity:
  Common shares, without par value; 200,000,000 shares
    authorized; 124,968,155 and 124,985,364 shares issued
    and outstanding, respectively                                 866,800          867,866
  Deferred stock compensation                                        (251)            (304)
  Retained earnings                                               331,930          358,900
  Cumulative translation adjustments                                  104                -
  Less:  Treasury stock, at cost                                 (107,840)        (110,465)
                                                              -----------      -----------
      Total shareholders' equity                                1,090,743        1,115,997
                                                              -----------      -----------
                                                              $ 2,239,858      $ 2,274,978
                                                              ===========      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                   13 WEEKS ENDED                          26 WEEKS ENDED
                                         --------------------------------      --------------------------------
                                            JULY 22,           JULY 24,            JULY 22,            JULY 24,
                                              2000               1999                2000                1999
                                         -------------      -------------      -------------      -------------

Sales                                    $   1,078,780      $     970,463      $   2,422,968      $   2,149,873
Cost of merchandise sold, including
   buying and occupancy costs                  820,560            732,713          1,837,256          1,633,671
                                         -------------      -------------      -------------      -------------

Gross profit                                   258,220            237,750            585,712            516,202

Store operating and selling expenses           242,737            196,731            526,071            403,556
Pre-opening expenses                             2,468              2,327              4,773              4,497
General and administrative expenses             44,346             29,569             83,028             58,797
Goodwill amortization                            2,464              2,347              4,927              4,694
                                         -------------      -------------      -------------      -------------
Total operating expenses                       292,015            230,974            618,799            471,544

Operating income (loss)                        (33,795)             6,776            (33,087)            44,658

Interest expense, net                            4,567              3,006              6,098              4,963
Other (income) expense, net                        (94)              (233)               224               (457)
                                         -------------      -------------      -------------      -------------

Income (loss) before income taxes              (38,268)             4,003            (39,409)            40,152
Income taxes                                   (14,432)             1,576            (14,179)            15,709
Minority interest                                  278                  -                967                  -
                                         -------------      -------------      -------------      -------------

Net income (loss)                        $     (24,114)     $       2,427      $     (26,197)     $      24,443
                                         =============      =============      =============      =============

EARNINGS (LOSS) PER COMMON SHARE:
   Basic                                 $       (0.22)     $        0.02      $       (0.24)     $        0.21
                                         =============      =============      =============      =============
   Diluted                               $       (0.22)     $        0.02      $       (0.24)     $        0.21
                                         =============      =============      =============      =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
   Basic                                   112,689,668        113,270,357        112,696,504        113,854,926
                                         =============      =============      =============      =============
   Diluted                                 112,689,668        114,658,535        112,696,504        114,906,613
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

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      26 WEEKS ENDED
                                                                 ------------------------
                                                                  JULY 22,        JULY 24,
                                                                    2000           1999
                                                                 ---------      ---------
CASH PROVIDED BY (USED FOR):
OPERATIONS
   Net income (loss)                                             $ (26,197)     $  24,443
   Adjustments to reconcile net income to net cash
   from operating activities
     Depreciation and amortization                                  48,519         40,861
     Deferred income taxes                                             458         (1,399)
     Other, net                                                      7,085          5,105
   Changes in current assets and current liabilities
     (Increase) decrease in inventories                            (39,013)         7,696
     Decrease in accounts payable                                 (205,217)       (27,504)
     Decrease in accounts receivable                                30,305         60,588
     Decrease in accrued liabilities                               (63,315)       (58,757)
     Other, net                                                     (3,097)        (5,552)
                                                                 ---------      ---------
       Net cash (used for) provided by operations                 (250,472)        45,481
                                                                 ---------      ---------

INVESTING
     Capital expenditures                                          (46,298)       (48,804)
     Other, net                                                       (554)        (2,244)
                                                                 ---------      ---------
       Net cash used for investing                                 (46,852)       (51,048)
                                                                 ---------      ---------

FINANCING
     Increase in revolving credit facilities                       250,700         65,800
     Payments of mortgage principal                                (16,425)          (650)
     Decrease in overdraft balances                                 (8,448)       (49,262)
     Purchase of treasury stock                                          -        (29,306)
     Decrease in advanced payments for leased facilities             8,573              -
     Proceeds from the issuance of common stock, net                 1,558          1,682
     Proceeds from the issuance of preferred stock, net             50,000              -
     Other, net                                                     (2,393)             -
                                                                 ---------      ---------
       Net cash provided by (used for) financing                   283,565        (11,736)
                                                                 ---------      ---------

Effect of exchange rate changes on cash and cash equivalents          (739)             -
                                                                 ---------      ---------
Net decrease in cash and equivalents                               (14,498)       (17,303)
Cash and equivalents, beginning of the period                       73,087         67,482
                                                                 ---------      ---------
Cash and equivalents, end of the period                          $  58,589      $  50,179
                                                                 =========      =========

SUPPLEMENTAL INFORMATION
Interest paid on debt                                            $   6,029      $   5,141
                                                                 =========      =========
Taxes paid on income                                             $   1,035      $  24,038
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

                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                     Deferred                         Cumulative
                                      Common           Stock           Retained      Translation       Treasury
                                      Shares       Compensation        Earnings       Adjustment         Stock          Total
                                   -------------  ----------------  ---------------  -------------  --------------  ---------------

BALANCE AT JANUARY 22, 2000        $   867,866      $      (304)     $   358,900      $         -     $  (110,465)     $ 1,115,997


Comprehensive income:
   Net income (loss)                         -                -          (26,197)               -               -          (26,197)
   Cumulative translation
     adjustment                              -                -                -              104               -              104
                                                                                                                       -----------
Total comprehensive income                                                                                                 (26,093)

Issuance of common shares
  under director plan                       (8)               -                -                -              17                9


Exercise of stock options
  (including tax benefit)                 (435)               -                -                -           1,009              574


Sale of shares under
  management share purchase
  plan (including tax benefit)            (193)             (75)               -                -             668              400


Sale of shares under employee
  share purchase plan
  (including tax benefit)                 (430)               -                -                -             931              501


Amortization of deferred
  compensation                               -              128                -                -               -              128


Preferred stock accretion                    -                -             (773)               -               -             (773)

                                   -----------      -----------      -----------      -----------     -----------      -----------
BALANCE AT JULY 22, 2000           $   866,800      $      (251)     $   331,930      $       104     $  (107,840)     $ 1,090,743
                                   ===========      ===========      ===========      ===========     ===========      ===========






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE 13 AND 26 WEEKS ENDED
                         JULY 22, 2000 AND JULY 24, 1999



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

2. The Company's consolidated financial statements for the 13 and 26 weeks ended July 22, 2000 and July 24, 1999 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 22, 2000 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 21, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal year 2000 ends on January 27, 2001 and includes 53 weeks. Fiscal year 1999 ended on January 22, 2000 and included 52 weeks.

4. At July 22, 2000, OfficeMax operated a chain of 981 full-size superstores in 49 states, Puerto Rico and the U.S. Virgin Islands. In addition to offering office products, business machines and related items, the Company also features CopyMax and FurnitureMax, in-store modules devoted exclusively to print-for-pay services and office furniture. OfficeMax also operates smaller format OfficeMax PDQ stores. Through joint venture partnerships, OfficeMax operates 29 international locations. Additionally, the company has 19 delivery centers located throughout the United States to serve its catalog and direct marketing operations, including OfficeMax.com on the Internet at http://www.officemax.com, enabling individual consumers and businesses to buy a wide assortment of merchandise.

5. A reconciliation of the Company's net income (loss) to its comprehensive income (loss) is as follows:

     (Dollars in thousands)

                                                        13 WEEKS ENDED                      26 WEEKS ENDED
                                              ------------------------------------------------------------------------
                                                  JULY 22,          JULY 24,          JULY 22,           JULY 24,
                                                    2000              1999              2000               1999
----------------------------------------------------------------------------------------------------------------------

Net income (loss)                              $  (24,114)        $ 2,427           $ (26,197)          $  24,443
Other comprehensive income:
    Cumulative translation adjustment                 771               -                 104                  -
                                              ----------------- ----------------- ------------------ -----------------

Comprehensive income (loss)                    $  (23,343)        $ 2,427           $ (26,093)          $  24,443
                                              ================= ================= ================== =================

6. Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the Company to report both basic earnings per share, which is based on weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all potentially dilutive common stock equivalents.

     A reconciliation of the basic and diluted per share computations is as follows:

     (Dollars in thousands, except per share data)


                                                        13 WEEKS ENDED                      26 WEEKS ENDED
                                              --------------------------------------------------------------------
                                                  JULY 22,          JULY 24,          JULY 22,          JULY 24,
                                                    2000              1999              2000              1999
------------------------------------------------------------------------------------------------------------------

Net income (loss)                            $     (24,114)     $       2,427     $     (26,197)     $      24,443
Preferred stock accretion                              773                  -               773                  -
                                             -------------      -------------     -------------      -------------
Net income (loss) available
    to common shareholders                   $     (24,887)     $       2,427     $     (26,970)     $      24,443
                                             =============      =============     =============      =============

Weighted average number of common
    shares outstanding                         112,689,668        113,270,357       112,696,504        113,854,926

Effect of dilutive securities:
    Stock options                                        -          1,277,091                 -            940,600
    Restricted stock units                               -            111,087                 -            111,087
                                             -------------      -------------     -------------      -------------

Weighted average number of common
    shares outstanding and assumed
    conversions                                112,689,668        114,658,535       112,696,504        114,906,613
                                             =============      =============     =============      =============

Basic earnings (loss) per common share       $       (0.22)     $        0.02     $       (0.24)     $        0.21
                                             =============      =============     =============      =============

Diluted earnings (loss) per common share     $       (0.22)     $        0.02     $       (0.24)     $        0.21
                                             =============      =============     =============      =============


     Options to purchase 13,670,006 shares at a weighted average exercise price of $9.68 and 152,899 restricted stock units were excluded from the calculation of diluted earnings per share for the 13 and 26 weeks ended July 22, 2000, because their effect would have been anti-dilutive due to the net loss recognized in those periods. Options to purchase 6,300,196 and 6,459,209 shares at a weighted average exercise price of $13.57 and $13.49, respectively, were excluded from the calculation of diluted earnings per share for the 13 and 26 weeks ended July 24, 1999, because the exercise prices of the options were greater than the average market price.

7. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") which, as amended, is required to be adopted in fiscal years beginning after June 15, 2000. Due to the Company's minimal use of derivatives, management anticipates that the adoption of FAS 133 will not have a significant effect on the earnings or the financial position of the Company.

8. The Company has three reportable business segments: the Core Business Segment, the Computer Business Segment and the OfficeMax.com Segment. The operating results of the Company's retail stores and its catalog and direct marketing operations are included in either the Core Business Segment or the Computer Business Segment. The Core Business Segment includes office supplies, business machines, peripherals, print-for-pay services and office furniture. The Computer Business Segment includes desktop and laptop personal computers and computer monitors. The OfficeMax.com Segment represents the operations of the Company's Internet site. In Quarterly Reports on Form 10-Q, prior to fiscal year 2000, the OfficeMax.com Segment was reported in the Core Business Segment. All prior year amounts have been restated to reflect the separate presentation of the OfficeMax.com Segment. The Company evaluates performance and allocates resources based on the operations of these segments. The accounting policies of the reportable business segments are the same as those described in the Summary of Significant Accounting Policies (Note 1) included in the Company's Annual Report on Form 10-K for the year ended January 22, 2000. The combined results of operations and assets of the three reportable business segments are equal to the Company's consolidated results of operations and assets. Certain centrally incurred costs are allocated to the business segments based on each segment's estimated usage and/or benefit. There is no profit on intersegment transactions or allocations.

     The following tables summarize the results of operations for the Company's reportable business segments:

     (Dollars in thousands)

     (Unaudited)

                                                 13 WEEKS ENDED                 26 WEEKS ENDED
                                         ------------------------------------- ----------------------
                                          JULY 22,         JULY 24,         JULY 22,        JULY 24,
CORE BUSINESS SEGMENT                      2000              1999            2000            1999
-----------------------------------------------------------------------------------------------------

Sales                                   $ 1,022,095      $   917,853     $ 2,271,385      $ 2,025,000
Cost of merchandise sold, including
    buying and occupancy costs              764,162          681,118       1,696,729        1,509,034
                                        -----------      -----------     -----------      -----------
Gross profit                                257,933          236,735         574,656          515,966
Operating income (loss)                     (16,479)          16,842            (711)          66,940
                                        -----------      -----------     -----------      -----------
Net income (loss)                       $   (13,160)     $     8,975     $    (5,961)     $    38,791
                                        ===========      ===========     ===========      ===========





     Goodwill and the related amortization are included in the Core Business Segment. Also included in net income of the Core Business Segment is net interest expense of $3,625,000 and $2,320,000 for the 13 weeks ended July 22, 2000 and July 24, 1999, respectively. During the 26 weeks ended July 22, 2000 and July 24, 1999, this segment had net interest expense of $4,745,000 and $3,686,000, respectively. The Core Business Segment recognized income tax benefit of $7,128,000 for the 13 weeks ended July 22, 2000 and income tax expense of $5,780,000 for the 13 weeks ended July 24, 1999. During the 26 weeks ended July 22, 2000 and July 24, 1999, this segment recognized income tax benefit of $686,000 and income tax expense of $24,920,000, respectively.

     Through joint venture partnerships, the Company operates 29 international locations. The joint ventures operate OfficeMax superstores similar to those in the United States. Due to a majority interest in its joint venture in Mexico, OfficeMax de Mexico, which was purchased as of the end of fiscal year 1999, the Company consolidates the net assets, results of operations and cash flows of OfficeMax de Mexico within the Core Business Segment. Sales for OfficeMax de Mexico were $23,593,000 and $47,687,000 during the 13 and 26 weeks ended July 22, 2000, respectively. The net assets of OfficeMax de Mexico included long-lived assets, primarily fixed assets, of $17,384,000 and $14,084,000 as of July 22, 2000 and January 22, 2000.
     Minority interest in the net income of subsidiaries was $278,000 and $967,000 for the 13 and 26 weeks ended July 22, 2000, respectively. The Company's other investments in joint ventures are accounted for under the cost method and are also reported within the Core Business Segment. Other than its investments in joint venture partnerships, the Company has no international sales or assets.


                                              13 WEEKS ENDED                26 WEEKS ENDED
                                         ------------------------------------------------------
                                         JULY 22,       JULY 24,        JULY 22,     JULY 24,
COMPUTER BUSINESS SEGMENT                  2000           1999           2000          1999
----------------------------------------------------------------------------------------------

Sales                                   $  30,512      $  47,298      $  99,282      $ 115,131
Cost of merchandise sold, including
    buying and occupancy costs             37,410         47,816        102,395        117,407
                                        ---------      ---------      ---------      ---------
Gross profit (loss)                        (6,898)          (518)        (3,113)        (2,276)
Operating income (loss)                   (12,623)        (8,512)       (15,739)       (19,922)
                                        ---------      ---------      ---------      ---------
Net income (loss)                       $  (7,648)     $  (5,585)     $  (9,568)     $ (12,888)
                                        =========      =========      =========      =========



     Included in the net loss of the Computer Business Segment is net interest expense of $124,000 and $659,000 for the 13 weeks ended July 22, 2000 and July 24, 1999, respectively. During the 26 weeks ended July 22, 2000 and July 24, 1999, this segment had net interest expense of $208,000 and $1,240,000, respectively. The Computer Business Segment recognized income tax benefit of $5,099,000 and $3,586,000 for the 13 weeks ended July 22, 2000 and July 24, 1999, respectively, and $6,379,000 and $8,274,000 for the
     26 weeks ended July 22, 2000 and July 24, 1999, respectively. The Company does not allocate fixed assets or depreciation to the Computer Business Segment.

     In accordance with a strategic alliance with Gateway Companies, Inc. ("Gateway"), Gateway will operate a licensed "store-within-a-store" computer department in all OfficeMax retail superstores in the United States. The store-within-a-store rollout began during the first quarter of fiscal year 2000 and is expected to be complete by the end of the first quarter of fiscal year 2001. As of July 23, 2000, an interim Gateway display was installed in all OfficeMax superstores that had yet to receive a full-size store-within-a-store installation. The full-size store-within-a-store installations and interim displays have replaced the Company's Computer Business Segment. As of July 22, 2000, the Company had completed its phase-out of the Computer Business Segment. Accordingly, the Computer Business Segment had no assets or liabilities as of that date. As of January 22, 2000, the total assets of this segment, primarily inventory and accounts receivable, were approximately $65,850,000. This segment also had accounts payable of $3,605,000 as of January 22, 2000. The strategic alliance with Gateway is described in greater detail in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Alliance with Gateway Companies, Inc."


                                              13 WEEKS ENDED           26 WEEKS ENDED
                                        ------------------------  ------------------------
                                         JULY 22,      JULY 24,      JULY 22,     JULY 24,
OfficeMax.com SEGMENT                     2000          1999          2000          1999
------------------------------------------------------------------------------------------

Sales                                   $ 26,173      $  5,312      $ 52,301      $  9,742
Cost of merchandise sold, including
    buying and occupancy costs            18,988         3,779        38,132         7,230
                                        --------      --------      --------      --------
Gross profit                               7,185         1,533        14,169         2,512
Operating income (loss)                   (4,693)       (1,554)      (16,637)       (2,360)
                                        --------      --------      --------      --------
Net income (loss)                       $ (3,306)     $   (963)     $(10,668)     $ (1,460)
                                        ========      ========      ========      ========


     Included in net income of the OfficeMax.com Segment is net interest expense of $818,000 and $27,000 for the 13 weeks ended July 22, 2000 and July 24, 1999, respectively. During the 26 weeks ended July 22, 2000 and July 24, 1999, this segment had net interest expense of $1,145,000 and $37,000, respectively. The OfficeMax.com Segment recognized income tax benefit of $2,205,000 and $618,000 for the 13 weeks ended July 22, 2000 and July 24, 1999, respectively, and $7,114,000 and $937,000 for the 26 weeks ended July 22, 2000 and July 24, 1999, respectively. The total assets of the OfficeMax.com Segment were approximately $9,698,000 and $1,695,000 as of July 22, 2000 and January 22, 2000, respectively. This segment also had accrued expenses and other liabilities of $4,341,000 and $5,645,000 as of July 22, 2000 and January 22, 2000, respectively. Depreciation expense for the OfficeMax.com Segment was $185,000 and $326,000 for the 13 and 26 weeks ended July 22, 2000, respectively, as compared to $29,000 and $58,000 for the comparable periods last year.

     During August 2000, the Company consolidated its OfficeMax.com Segment and its catalog and direct marketing operations into one business segment. The Company is evaluating the impact of this decision on future segment reporting. Currently, the catalog and direct marketing operations are reported in the Core Business Segment for management and segment reporting purposes.

9. During the second quarter of fiscal year 2000, the Company repaid the outstanding balance of its mortgage loan in the amount of $16,100,000. The mortgage loan was secured by the Company's international corporate headquarters and had an original maturity of January 2007.

10. During the second quarter of fiscal year 2000, in accordance with the strategic alliance with Gateway, Gateway invested $50,000,000 in two newly created series of convertible preferred shares of the Company. The strategic alliance with Gateway and the convertible preferred shares are described in greater detail in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Alliance with Gateway Companies, Inc."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS
---------------------

   Consolidated Results

Consolidated sales for the 13 and 26 weeks ended July 22, 2000 increased 11% and 13% to $1,078,780,000 and $2,422,968,000, respectively, from $970,463,000 and
$2,149,873,000 for the comparable periods last year. The current quarter sales increase was attributable to a comparable store sales increase of 3%, excluding the effects of the phase-out of the Company's Computer Business Segment, as well as a full period of sales from the 115 superstores opened during fiscal year 1999 and additional sales from the 35 (net) new superstores opened at various points during the current fiscal year. Consolidated comparable store sales increased 1% and 3% for the 13 and 26 weeks ended
July 22, 2000, respectively. Additionally, $23,593,000 and $47,687,000 of sales for the Company's joint venture in Mexico, OfficeMax de Mexico, are included in consolidated sales for the 13 and 26 weeks ended July 22, 2000, respectively, due to the Company's majority interest in the joint venture which was purchased as of the end of fiscal year 1999. During the 26 weeks ended July 24, 1999, the Company accounted for the joint venture under the equity method and, accordingly did not consolidate OfficeMax de Mexico's sales. A shift in the timing of the Easter holiday from the first quarter to second quarter of fiscal year 2000 reduced the consolidated second quarter comparable store sales increase by approximately one percent.

Consolidated cost of merchandise sold, including buying and occupancy costs, increased as a percentage of sales to 76.1% for the 13 weeks ended July 22, 2000, from 75.5% for the comparable period last year. For the 26 weeks ended July 22, 2000, however, consolidated cost of merchandise sold, including buying and occupancy costs, decreased as a percentage of sales to 75.8% from 76.0% for the comparable period last year. Consolidated gross profit decreased to 23.9% of sales for the 13 weeks ended July 22, 2000, as compared to 24.5% for the comparable period a year earlier. For the 26 weeks ended July 22, 2000, consolidated gross profit increased as a percentage of sales to 24.2% from 24.0% for the comparable period last year. The current quarter decrease in consolidated gross profit as a percent of sales was due primarily to increased freight expense associated with the acceleration of the Company's PowerMax supply chain network and a temporary increase in the cost of merchandise sold as a result of vendor rationalization programs. Additionally, consolidated gross profit was impacted by reduced margins in the Company's Computer Business Segment as a result of the markdown and liquidation of remaining computer inventory as the Company completed its phase-out of that segment. The year-to-date consolidated gross profit increase was due primarily to gross profit increase in the Company's OfficeMax.com Segment.

Consolidated store operating and selling expenses, which consist primarily of store payroll, operating and advertising expenses, increased as a percentage of sales to 22.5% and 21.7% for the 13 and 26 weeks ended July 22, 2000 from 20.3% and 18.8% for the comparable periods a year earlier. The increases were primarily due to costs associated with the Company's operating improvement initiatives. These costs include reduced vendor income from vendor support programs eliminated as part of the Company's program of merchandise and vendor rationalization along with investments in store payroll to enhance customer service levels through increased associate training for product knowledge and selling skills along with increased employee coverage within the stores.

Pre-opening expenses were $2,468,000 and $4,773,000 for the 13 and 26 weeks ended July 22, 2000, reflecting the opening of 14 and 38 full-size superstores, respectively. Also during the second quarter of fiscal year 2000, the Company opened its third PowerMax distribution center located in Jefferson County, Alabama for which the Company incurred pre-opening expenses of $1 million. Pre-opening expenses were $2,327,000 and $4,497,000 for the 13 and 26 weeks ended July 24, 1999, reflecting the opening of 28 and 52 full-size superstores, respectively, and one smaller format OfficeMax PDQ store. Pre-opening expenses, which consist primarily of store payroll, supplies and grand opening advertising, averaged approximately $90,000 and $85,000 per full-size superstore in the 26 weeks ended July 22, 2000 and July 24, 1999, respectively. Pre-opening expenses increase approximately $30,000 per unit when certain enhanced CopyMax or FurnitureMax features are included in a superstore.

General and administrative expenses were 4.1% and 3.4% of sales for the 13 and 26 weeks ended July 22, 2000, as compared to 3.1% and 2.7% of sales for the same periods last year. This increase reflects costs for consulting services supporting the Company's supply-chain management and operating improvement initiatives, continued investment in the Company's organizational structure and increased depreciation expense as a result of the Company's information technology initiatives. During July, the Company completed its conversion to SAP AG's Retail Enterprise Resource Planning platform that is expected to automate and integrate various business processes of the Company. Over the past 18 months, the Company has successfully installed the SAP Human Resources, Finance, Merchandising, Warehouse Management, and Business Information Warehouse modules.

Goodwill amortization was $2,464,000 and $4,927,000 for the 13 and 26 weeks ended July 22, 2000, as compared to $2,347,000 and $4,694,000 for the 13 and 26 weeks ended July 24, 1999. Goodwill is capitalized and amortized over 10 - 40 years using the straight-line method.

As a result of the foregoing factors, the Company incurred an operating loss of $33,795,000 and $33,087,000 for the 13 and 26 weeks ended July 22, 2000, respectively, as compared to operating income of $6,776,000 and $44,658,000 for the comparable periods a year earlier.

Interest expense, net, was $4,567,000 and $6,098,000 for the 13 and 26 weeks ended July 22, 2000, respectively, as compared to $3,006,000 and $4,963,000 for the comparable periods a year earlier. The increase in interest expense during the first half of fiscal year 2000 was primarily due to higher average outstanding borrowings during the second quarter of the current fiscal year.

The Company recognized income tax benefit of $14,432,000 and $14,179,000 for the 13 and 26 weeks ended July 22, 2000, respectively, as compared to income tax expense of $1,576,000 and $15,709,000 for the same periods a year ago. The effective tax rates for all periods presented are different from the federal statutory income tax rate primarily as a result of goodwill amortization, tax exempt interest, and state and local taxes.

As a result of the foregoing factors, the Company had a net loss of $24,114,000 and $26,197,000 for the 13 and 26 weeks ended July 22, 2000, as compared to net income of $2,427,000 and $24,443,000 for the comparable periods a year earlier.

BUSINESS SEGMENTS
-----------------

   Core Business Segment

Sales for the Core Business Segment increased 11% to $1,022,095,000 for the 13 weeks ended July 22, 2000 from $917,853,000 for the comparable period last year. The increase in the second quarter of fiscal year 2000 was due to new store openings since the end of the second quarter of fiscal year 1999 and a comparable-store sales increase of 1%. Sales for the Core Business Segment increased 12% to $2,271,385,000 for the 26 weeks ended July 22, 2000 from $2,025,000,000 for the comparable prior year period, primarily as a result of new store openings and a comparable-store sales increase of 1%.

Cost of merchandise sold, including buying and occupancy costs for the Core Business Segment increased as a percentage of sales to 74.8% and 74.7% for the 13 and 26 weeks ended July 22, 2000, respectively, from 74.2% and 74.5 % for the comparable prior year periods. The increase in cost of merchandise sold, including buying and occupancy costs as a percentage of sales for the Core Business Segment was due to increased freight expense associated with acceleration of the Company's PowerMax supply chain network and a temporary increase in the cost of merchandise sold as a result of vendor rationalization programs. Gross profit for the Core Business Segment increased to $257,933,000 and $574,656,000 for the 13 and 26 weeks ended July 22, 2000, respectively, from $236,735,000 and $515,966,000 for the comparable periods a year earlier.

The Core Business Segment incurred a loss from operations of $16,479,000 and $711,000 for the 13 and 26 weeks ended July 22, 2000, respectively, as compared to operating income of $16,842,000 and $66,940,000 for comparable prior year periods. The decrease in operating income in the second quarter and first half of fiscal year 2000 was primarily due to increased cost of merchandise sold and increased store operating and selling expenses related to the Company's supply-chain management and operating improvement initiatives.

Net loss for the Core Business Segment was $13,160,000 and $5,961,000 for the 13 and 26 weeks ended July 22, 2000, respectively, as compared to net income of $8,975,000 and $38,791,000 for the comparable periods last year.


   Computer Business Segment

Sales for the Computer Business Segment decreased 35% to $30,512,000 for the 13 weeks ended July 22, 2000 from $47,298,000 for the comparable period last year. The sales decrease was due to the conversion of Company owned computer departments to Gateway store-within-a-store computer departments or temporary modules during the phase-out operations of this segment. Sales for the Computer Business Segment decreased 14% to $99,282,000 for the 26 weeks ended July 22, 2000 from $115,131,000 for the comparable prior year period.

Cost of merchandise sold, including buying and occupancy costs for the Computer Business Segment increased as a percentage of sales to 122.6% and 103.1% for the 13 and 26 weeks ended July 22, 2000, respectively, from 101.1% and 102.0% of sales for the same periods last year. The increase was the result of the markdown and liquidation of remaining computer inventory during the phase-out operations of this segment. Gross profit for the Computer Business Segment was a loss of $6,898,000 for the 13 weeks ended July 22, 2000 as compared to a loss of $518,000 for the comparable prior year period. For the 26 weeks ended July 22, 2000, gross profit for the Computer Business Segment was a loss of $3,113,000 as compared to a loss of $2,276,000 in the comparable prior year period.

Operating loss for the Computer Business Segment was $12,623,000 for the 13 weeks ended July 22, 2000, as compared to an operating loss of $8,512,000 for the like period a year earlier. Operating loss for the Computer Business Segment was $15,739,000 for the 26 weeks ended July 22, 2000, versus a loss of $19,922,000 for the comparable period last year. The decrease in operating loss during the first half of fiscal year 2000 was primarily due to reduced advertising expenses compared to a year ago.

Net loss for the Computer Business Segment was $7,648,000 and $9,568,000 for the 13 and 26 weeks ended July 22, 2000, respectively, as compared to a loss of $5,585,000 and $12,888,000 for the comparable periods last year.

In accordance with a strategic alliance with Gateway, Gateway will operate a licensed "store-within-a-store" computer department in all OfficeMax retail superstores in the United States. The store-within-a-store rollout began during the first quarter of fiscal year 2000 and is expected to be complete by the end of the first quarter of fiscal year 2001. As of July 23, 2000, an interim Gateway display was installed in all OfficeMax superstores that had yet to receive a full-size store-within-a-store installation. The full-size store-within-a-store installations and interim displays have replaced the Company's Computer Business Segment. As of July 22, 2000, the Company had completed its phase-out of the Computer Business Segment. The strategic alliance with Gateway is described in greater detail in "Strategic Alliance with Gateway Companies, Inc." below.


   OfficeMax.com Segment

Sales for the OfficeMax.com Segment increased 393% to $26,173,000 for the 13 weeks ended July 22, 2000 from $5,312,000 in the same period last year. Sales for the OfficeMax.com Segment increased 437% to $52,301,000 for the 26 weeks ended July 22, 2000 from $9,742,000 for the comparable prior year period. This sales growth in the first half of fiscal year 2000 reflected the Company's continued aggressive offline marketing program aimed at capturing a larger share of the online small-business market, new online partnerships launched affecting the periods presented, an overall national increase in online business-to-business e-commerce and an increase in repeat-customer purchases.


Cost of merchandise sold, including buying costs, for the OfficeMax.com Segment was 72.5% and 72.9% of sales for the 13 and 26 weeks ended July 22, 2000, respectively, compared to 71.1% and 74.2% of sales for the comparable prior year periods. Gross profit for the OfficeMax.com Segment was $7,185,000 or 27.5% of sales in second quarter of fiscal year 2000 and $1,533,000 or 28.9% of sales in the same period last year. For the 26 weeks ended July 22, 2000, gross profit for the OfficeMax.com Segment was $14,169,000 or 27.1% of sales as compared to $2,512,000 or 25.8% of sales for the comparable prior year period. The improvement in gross profit as a percentage of sales for the first half of fiscal year 2000 compared to the first half of fiscal year 1999 was due primarily to a more disciplined pricing strategy and continued emphasis on selling core office supplies to small business customers.

The OfficeMax.com Segment incurred an operating loss of $4,693,000 for the 13 weeks ended July 22, 2000 and $1,554,000 in the comparable prior year period. Operating loss for the OfficeMax.com Segment was $16,637,000 for the 26 weeks ended July 22, 2000, versus a loss of $2,360,000 for the comparable period last year. The net operating losses were primarily due to the segment's aggressive advertising and marketing programs focused on customer acquisition in the small business market space.

Net income for the OfficeMax.com Segment was a loss of $3,306,000 in second quarter of fiscal year 2000 and a loss of $963,000 in second quarter of fiscal year 1999. For the 26 weeks ended July 22, 2000, Net income for the OfficeMax.com Segment was a loss of $10,668,000 as compared to a loss of $1,460,000 for the comparable period last year.

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

Under the terms of a master license agreement ("Master License Agreement"), Gateway will operate a licensed "store-within-a-store" computer department in all OfficeMax retail superstores in the United States. The department will offer products consistent with the Company's Computer Business Segment, including computers, monitors and related products and services. In accordance with the alliance, Gateway will staff the store-within-a-store modules and own all of the inventory and recognize all of the sales within the store-within-a-store modules. OfficeMax will receive a fixed monthly rent from Gateway. The store-within-a-store rollout began during the first quarter of fiscal year 2000 and is expected to be complete by the end of the first quarter of fiscal year 2001. As of July 23, 2000, an interim Gateway display was installed in all OfficeMax superstores that have yet to receive a full-size store-within-a-store installation. The interim displays will be in place until a full-size Gateway store-within-a-store department is installed. These departments have replaced the Company's Computer Business Segment. The Company completed phase-out operations of the Computer Business Segment as of July 22, 2000.

Additionally, a reciprocal Internet relationship between OfficeMax and Gateway provides for significant cross marketing and promotional opportunities. OfficeMax will be the exclusive office supply partner on Gateway's Internet site, Gateway.com, and will have its icon and hot link featured on the computer desktop of virtually all Gateway systems sold to small businesses and consumers in the United States over the next five years. In exchange, OfficeMax will pay Gateway a commission on sales to customers acquired from Gateway properties or promotional efforts, including certain guaranteed minimum annual payments. Gateway will have the exclusive right to market and sell computers and related products on OfficeMax.com, and will pay the Company a commission on sales to customers acquired from OfficeMax properties or promotional efforts. The Internet relationship, including the linking of OfficeMax.com and Gateway.com, commenced during the second quarter of fiscal year 2000.

In accordance with the alliance, Gateway has invested $50,000,000 in OfficeMax convertible preferred stock -- $30,000,000 designated for OfficeMax and $20,000,000 designated for OfficeMax.com.

Gateway's investment in OfficeMax is in the form of a newly created series of convertible preferred shares of the Company, the Series A Voting Preference Shares (the "Series A Shares"), at a purchase price of $9.75 per share. The Series A Shares vote on an as-converted to Common Shares basis (one vote per share) and do not bear any interest or coupon. After two years, the Series A Shares are convertible into Common Shares of the Company on a 1:1 basis provided that Gateway store-within-a-store modules are opened in accordance with the terms of the Master License Agreement and the fair value of the Company's Common Shares is at least $12.50 per share. If after two years Gateway store-within-a-store modules are not opened in accordance with the terms of the Master License Agreement, the Series A Shares are redeemable by Gateway at face value. If at the end of the alliance, Gateway store-within-a-store modules are opened in accordance with the terms of the Master License Agreement, each Series A Share is convertible into $12.50 of the Company's Common Shares. In addition, the Company can elect to convert the Series A Shares into Common Shares on a 1:1 basis at any time if the fair value of the Company's Common Stock is at least $12.50 per share, subject to certain "make-whole" or fair value guarantees. The increase in fair value of the Series A Shares, from $9.75 per share to $12.50 per share, is being recognized on a straight-line basis by the Company over the term of the alliance by a charge directly to Retained Earnings for Preferred Stock Accretion.

Gateway's investment in OfficeMax.com is also in the form of a newly created series of convertible preferred shares of the Company, the Series B Serial Preferred Shares (the "Series B Shares"), at a purchase price of $10 per share. The Series B Shares bear a coupon rate of 7% per annum and have no voting rights. The 7% per annum coupon rate is being recognized by the Company by a charge directly to Retained Earnings for Preferred Stock Accretion. The Series B Shares are convertible into a tracking stock that tracks the performance of OfficeMax.com (the "Tracking Stock") at a 30% discount to the initial price of the Tracking Stock determined by a public market. The Series B Shares are redeemable at Gateway's option at face value plus dividends, if no such Tracking Stock is registered under the Securities Act of 1933 and the Securities Exchange Act of 1934 and listed for trading on a national securities exchange by June 30, 2001, or Gateway elects not to convert the Series B Shares into a Tracking Stock. The June 30, 2001 conversion or redemption deadline can be extended to June 30, 2002, if Gateway elects to extend certain dates in the Master License Agreement.

During the second quarter of fiscal year 2000, Gateway paid the Company $50,000,000 in cash in satisfaction of the investment requirements of the strategic alliance. Accordingly, the Company issued Gateway 3,076,923 Series A Shares and 2,000,000 Series B Shares.

The Master License Agreement also contains various change in control provisions which provide for the termination of the agreement by either OfficeMax or Gateway upon a change in control of the other party, as defined in the agreement. Further, if a change in control of Gateway results in Gateway being controlled by a person or entity whose primary business is the owning or operating of office supply superstores, the Company is entitled to a payment of $100,000,000. If a change in control of the Company results in the Company being controlled by a person or entity who is a major retailer of personal computers and Internet goods and services, Gateway will be entitled to a payment of $100,000,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operating activities used $250,472,000 of cash during the 26 weeks ended July 22, 2000, primarily for accounts payable, accrued expenses and inventory. The Company's operating activities generated $45,481,000 of cash during the 26 weeks ended July 24, 1999. As of July 22, 2000, accounts payable and accrued expenses decreased $205,217,000 and $63,315,000, respectively, while inventory increased $39,013,000 since the end of the prior fiscal year. These cash outflows were partially offset by a decrease in accounts receivable of $30,305,000 during the first half of fiscal year 2000. Accounts payable leverage as a percentage of inventory decreased to 37% at July 22, 2000 from 55% at January 22, 2000. The decrease in accounts payable leverage was the result of a precaution taken during the final phase of the SAP Enterprise Resource Planning system implementation, for which the Company deliberately accelerated receipt of back-to-school merchandise to ensure that any potential conversion problems would not impact in-stock merchandise levels. As a result, back-to-school merchandise was paid for during the second quarter of fiscal year 2000, whereas historically the majority of such merchandise was financed through vendor accounts payable as of the end of the second fiscal quarter. Consolidated inventory decreased 13% year-over-year on a per store basis primarily as a result of the Company's continued implementation of its supply-chain management initiatives.

Net cash used for investing activities was $46,852,000 for the 26 weeks ended July 22, 2000 versus $51,048,000 in the comparable prior year period. Capital expenditures, primarily for new and remodeled stores and the Company's information technology initiatives, were $46,298,000 during the 26 weeks ended July 22, 2000 and $48,804,000 during the comparable period in the prior year.

Net cash provided by financing activities was $283,565,000 for the 26 weeks ended July 22, 2000. Current year financing activities primarily represent borrowings under the Company's revolving credit facilities. Net cash used by financing activities in the comparable prior year period primarily represented borrowings on the Company's revolving credit facilities, a decrease in overdraft balances and the payment of $29,306,000 for treasury stock purchases.

During the second half of fiscal year 2000, the Company plans to open 12 - 37 new OfficeMax superstores. Management estimates that the Company's cash requirements for opening a superstore, exclusive of pre-opening expenses, will be approximately $1,025,000. For an OfficeMax superstore, the requirements include an average of approximately $425,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $600,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $90,000 per full-size OfficeMax superstore during the remainder of fiscal year 2000. In select cases, that average is expected to increase by approximately $30,000 when certain enhanced CopyMax or FurnitureMax features are included.

The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings will be sufficient to finance its retail operations and capital requirements, including its expansion strategy.

The Company has $400,000,000 of revolving credit facilities available through June 2002. As of July 22, 2000, the Company had outstanding borrowings of $342,500,000 under its revolving credit facilities at a weighted average interest rate of 7.81%

During the second quarter of fiscal year 2000, the Company repaid the outstanding balance of its mortgage loan in the amount of $16,100,000. The mortgage loan was secured by the Company's international corporate headquarters and had an original maturity of January 2007.

On August 13, 1998, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its common stock on the open market. At July 22, 2000, the Company had purchased a total of 12,702,100 shares at a cost of $113,619,000. This included systematic purchases to cover potential dilution from the issuance of shares under the Company's equity-based incentive plans. Future purchases of common shares are limited, by financial covenants related to the Company's revolving credit facility, to purchases to satisfy the Company's obligation under its equity-based award plans.

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


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

Portions of this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "plan," "intend," "forecast," and similar expressions, among others, identify "forward-looking statements," which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those made, projected or implied in such statements. The most significant of such risks, uncertainties and other factors are described in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended January 22, 2000 as filed with the Securities and Exchange Commission. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------


The Company is exposed to market risk, principally interest rate risk and foreign exchange risk.

Interest earned on the Company's cash equivalents and short-term investments, as well as interest paid on its debt and lease obligations, are sensitive to changes in interest rates. The interest rate for the Company's revolving credit facilities is variable, while the interest component of its operating leases is generally fixed. The Company manages its interest rate risk by maintaining a combination of fixed and variable rate debt. The Company believes its potential exposure to interest rate risk is not material to the Company's financial position or the results of its operations.

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

                           PART II - OTHER INFORMATION








ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         A. The 2000 Annual Meeting of Shareholders of OfficeMax, Inc. was held on June 23, 2000. Holders of Common Shares of record at the close of business on May 23, 2000, were entitled to vote at the Annual Meeting of Shareholders.

         B. The following persons were nominated to serve, and were elected, as directors of the Company to serve a term of two years or until their successors are elected: Burnett Donoho, James McCann, Sydell Miller, and Ivan Winfield. The voting results for each nominee were as follows:

                 Name                         For                    Withheld
                 ----                         ---                    --------
           Burnett Donoho                 108,499,876                2,763,652
           James McCann                   108,511,876                2,751,652
           Sydell Miller                  108,503,241                2,760,287
           Ivan Winfield                  108,509,776                2,753,752


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a) Exhibits:               27.0  Financial Data Schedule for the period ended
                                  July 22, 2000 (for SEC use only)

(b) Reports on Form 8-K:    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OFFICEMAX, INC.

Date: September 5, 2000    By: /s/ Jeffrey L. Rutherford
                               -------------------------
                               Jeffrey L. Rutherford
                               Senior Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)