Form 10-Q
period 2000-10-21
OFFICEMAX INC /OH/
filed 2000-12-05
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

    (Mark One)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 21, 2000

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
                                                                      ---   ---


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                       Shares outstanding as of
             Title of each class                          November 27, 2000
             -------------------                          -----------------

        Common Shares, without par value                     113,016,517

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                              OCTOBER 21,      JANUARY 22,
                                                                 2000              2000
                                                              -----------      -----------
                                                              (Unaudited)
ASSETS
Current Assets:
  Cash and equivalents                                        $    87,272      $    73,087
  Accounts receivable, net of allowances
    of $306 and $687, respectively                                 78,191          111,734
  Merchandise inventories                                       1,286,845        1,273,844
  Other current assets                                             78,940           69,344
                                                              -----------      -----------
      Total current assets                                      1,531,248        1,528,009
Property and Equipment:
  Buildings and land                                               19,293           19,292
  Leasehold improvements                                          191,788          188,900
  Furniture, fixtures and equipment                               551,549          505,345
                                                              -----------      -----------
  Total property and equipment                                    762,630          713,537
  Less: Accumulated depreciation and amortization                (373,561)        (311,069)
                                                              -----------      -----------
  Property and equipment, net                                     389,069          402,468
Other assets and deferred charges                                  13,001           34,333
Goodwill, net of accumulated amortization
  of $77,430 and $70,039, respectively                            302,822          310,168
                                                              -----------      -----------
                                                              $ 2,236,140      $ 2,274,978
                                                              ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                                    $   647,502      $   702,416
  Accrued expenses and other liabilities                           74,906          140,094
  Accrued salaries and related expenses                            42,487           50,313
  Taxes other than income taxes                                    74,151           72,966
  Revolving credit facilities                                     180,000           91,800
  Mortgage loan, current portion                                        -            1,300
                                                              -----------      -----------
      Total current liabilities                                 1,019,046        1,058,889
Mortgage loan                                                           -           15,125
Other long-term liabilities                                        81,091           70,895
                                                              -----------      -----------
      Total liabilities                                         1,100,137        1,144,909

Commitments and contingencies                                           -                -
Minority interest                                                  15,979           14,072
Redeemable preferred shares                                        51,546                -

Shareholders' Equity:
  Common shares, without par value; 200,000,000 shares
    authorized; 124,969,255 and 124,985,364 shares issued
    and outstanding, respectively                                 866,269          867,866
  Deferred stock compensation                                        (204)            (304)
  Retained earnings                                               309,138          358,900
  Cumulative translation adjustment                                   377                -
  Less:  Treasury stock, at cost                                 (107,102)        (110,465)
                                                              -----------      -----------
      Total shareholders' equity                                1,068,478        1,115,997
                                                              -----------      -----------
                                                              $ 2,236,140      $ 2,274,978
                                                              ===========      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                   13 WEEKS ENDED                      39 WEEKS ENDED
                                         --------------------------------      --------------------------------
                                          OCTOBER 21,        OCTOBER 23,        OCTOBER 21,         OCTOBER 23,
                                              2000               1999                2000              1999
                                         -------------      -------------      -------------      -------------

Sales                                    $   1,307,103      $   1,301,774      $   3,730,071      $   3,451,647
Cost of merchandise sold, including
   buying and occupancy costs                  989,098            990,711          2,826,354          2,624,382
Inventory markdown charge for item
   rationalization                                   -             83,257                  -             83,257
                                         -------------      -------------      -------------      -------------

Gross profit                                   318,005            227,806            903,717            744,008

Store operating and selling expenses           309,464            244,145            835,535            647,701
Pre-opening expenses                               892              3,726              5,665              8,223
General and administrative expenses             33,434             32,091            116,462             90,888
Goodwill amortization                            2,464              2,348              7,391              7,042
                                         -------------      -------------      -------------      -------------
Total operating expenses                       346,254            282,310            965,053            753,854

Operating income (loss)                        (28,249)           (54,504)           (61,336)            (9,846)

Interest expense, net                            4,686              2,380             10,784              7,343
Other (income) expense, net                        189               (481)               413               (938)
                                         -------------      -------------      -------------      -------------

Income (loss) before income taxes              (33,124)           (56,403)           (72,533)           (16,251)
Income taxes                                   (12,045)           (18,963)           (26,224)            (3,254)
Minority interest                                  940                  -              1,907                  -
                                         -------------      -------------      -------------      -------------

Net income (loss)                        $     (22,019)     $     (37,440)     $     (48,216)     $     (12,997)
                                         =============      =============      =============      =============

EARNINGS (LOSS) PER COMMON SHARE:
   Basic                                 $       (0.20)     $       (0.33)     $       (0.44)     $       (0.11)
                                         =============      =============      =============      =============
   Diluted                               $       (0.20)     $       (0.33)     $       (0.44)     $       (0.11)
                                         =============      =============      =============      =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
   Basic                                   112,804,543        113,118,570        112,726,125        113,564,059
                                         =============      =============      =============      =============
   Diluted                                 112,804,543        113,118,570        112,726,125        113,564,059
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

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       9 WEEKS ENDED
                                                                 ------------------------
                                                                 OCTOBER 21,  OCTOBER 23,
                                                                    2000          1999
                                                                 -----------  -----------
CASH PROVIDED BY (USED FOR):
OPERATIONS
   Net income (loss)                                             $ (48,216)     $ (12,997)
   Adjustments to reconcile net income (loss) to net
   cash from operating activities
     Depreciation and amortization                                  74,379         62,826
     Deferred income taxes                                          (4,602)         5,808
     Other, net                                                     10,354         (3,788)
   Changes in current assets and current liabilities
     (Increase) decrease in inventories                            (13,001)        33,584
     (Decrease) increase in accounts payable                       (70,630)        70,265
     Decrease in accounts receivable                                33,543         61,512
     Decrease in accrued liabilities                               (47,183)       (39,053)
     Other, net                                                     13,374         (2,679)
                                                                 ---------      ---------
       Net cash (used for) provided by operations                  (51,982)       175,478
                                                                 ---------      ---------

INVESTING
     Capital expenditures                                          (76,031)       (81,787)
     Other, net                                                       (942)          (398)
                                                                 ---------      ---------
       Net cash used for investing                                 (76,973)       (82,185)
                                                                 ---------      ---------

FINANCING
     Increase in revolving credit facilities                        88,200         10,000
     Payments of mortgage principal                                (16,425)          (975)
     Increase (decrease) in overdraft balances                      16,856        (45,232)
     Purchase of treasury stock                                          -        (34,841)
     Decrease (increase) in advanced payments for leased             3,429        (21,376)
     facilities
     Proceeds from the issuance of common stock, net                 1,765          2,129
     Proceeds from the issuance of preferred stock, net             50,000              -
     Other, net                                                        (39)             -
                                                                 ---------      ---------
       Net cash provided by (used for) financing                   143,786        (90,295)
                                                                 ---------      ---------

Effect of exchange rate changes on cash and cash equivalents          (646)             -
                                                                 ---------      ---------
Net increase in cash and equivalents                                14,185          2,998
Cash and equivalents, beginning of the period                       73,087         67,482
                                                                 ---------      ---------
Cash and equivalents, end of the period                          $  87,272      $  70,480
                                                                 =========      =========

SUPPLEMENTAL INFORMATION
Interest paid on debt                                            $  11,530      $   8,240
                                                                 =========      =========
Taxes paid on income                                             $   2,384      $  24,731
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

                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                    Deferred                          Cumulative
                                      Common          Stock            Retained       Translation       Treasury
                                      Shares       Compensation        Earnings        Adjustment         Stock           Total
                                   -----------     ------------       -----------     -----------      -----------     -----------

BALANCE AT JANUARY 22, 2000        $   867,866      $      (304)     $   358,900      $         -     $  (110,465)     $ 1,115,997


Comprehensive income:
   Net income (loss)                         -                -          (48,216)               -               -          (48,216)
   Cumulative translation
     adjustment                              -                -                -              377               -              377
                                                                                                                       -----------
Total comprehensive income (loss)                                                                                          (47,839)

Issuance of common shares
  under director plan                      (54)             (20)               -                -              93               19


Exercise of stock options
  (including tax benefit)                 (478)               -                -                -           1,009              531


Sale of shares under
  management share purchase
  plan (including tax benefit)            (197)             (71)               -                -             668              400


Sale of shares under employee
  share purchase plan
  (including tax benefit)                 (868)               -                -                -           1,593              725


Amortization of deferred
  compensation                               -              191                -                -               -              191


Preferred stock accretion                    -                -           (1,546)               -               -           (1,546)


                                   -----------      -----------      -----------      -----------     -----------      -----------

BALANCE AT OCTOBER 21, 2000        $   866,269      $      (204)     $   309,138      $       377     $  (107,102)     $ 1,068,478
                                   ===========      ===========      ===========      ===========     ===========      ===========




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE 13 AND 39 WEEKS ENDED
                      OCTOBER 21, 2000 AND OCTOBER 23, 1999



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

2. The Company's consolidated financial statements for the 13 and 39 weeks ended October 21, 2000 and October 23, 1999 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 22, 2000 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 21, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal year 2000 ends on January 27, 2001 and includes 53 weeks. Fiscal year 1999 ended on January 22, 2000 and included 52 weeks.

4. At October 21, 2000, OfficeMax operated a chain of 989 full-size superstores in 49 states, Puerto Rico and the U.S. Virgin Islands. In addition to offering office products, business machines and related items, the Company also features CopyMax and FurnitureMax, in-store modules devoted exclusively to print-for-pay services and office furniture. The Company is the only office products superstore chain to feature Gateway computers in its unique store-within-a-store concept. Through joint venture partnerships, OfficeMax operates 32 international locations, including 23 through its majority owned joint venture in Mexico. Additionally, the Company has 19 delivery centers located throughout the United States and two national call centers to serve its catalog and direct marketing operations, including its outside sales force and OfficeMax.com on the Internet at http://www.officemax.com, enabling individual consumers and businesses to buy a wide assortment of merchandise.

5. A reconciliation of the Company's net income (loss) to its comprehensive income (loss) is as follows:
     (Dollars in thousands)



                                              13 Weeks Ended            39 Weeks Ended
                                         ----------------------------------------------------
                                         October 21,   October 23,   October 21,   October 23,
                                            2000          1999          2000          1999
---------------------------------------------------------------------------------------------

Net income (loss)                         $(22,019)     $(37,440)     $(48,216)     $(12,997)
Other comprehensive income:
    Cumulative translation adjustment          273             -           377             -
                                         ---------      --------      --------      --------

Comprehensive income (loss)               $(21,746)     $(37,440)     $(47,839)     $(12,997)
                                         =========      ========      ========      ========

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

     A reconciliation of the basic and diluted per share computations is as follows:
     (Dollars in thousands, except per share data)

                                                       13 Weeks Ended                      39 Weeks Ended
                                             ---------------------------------------------------------------------
                                               October 21,       October 23,       October 21,        October 23,
                                                   2000             1999              2000              1999
------------------------------------------------------------------------------------------------------------------

Net income (loss)                            $     (22,019)     $   (37,440)     $     (48,216)     $     (12,997)
Preferred stock accretion                             (773)               -             (1,546)                 -
                                             -------------      -----------      -------------      -------------
Net income (loss) available
    to common shareholders                   $     (22,792)     $   (37,440)     $     (49,762)     $     (12,997)
                                             =============      ===========      =============      =============

Weighted average number of common
    shares outstanding                         112,804,543      113,118,570        112,726,125        113,564,059

Effect of dilutive securities:
    Stock options                                        -                -                  -                  -
    Restricted stock units                               -                -                  -                  -
                                             -------------      -----------      -------------      -------------

Weighted average number of common
    shares outstanding and assumed
    conversions                                112,804,543      113,118,570        112,726,125        113,564,059
                                             =============      ===========      =============      =============

Basic earnings (loss) per common share       $       (0.20)     $     (0.33)     $       (0.44)     $       (0.11)
                                             =============      ===========      =============      =============

Diluted earnings (loss) per common share     $       (0.20)     $     (0.33)     $       (0.44)     $       (0.11)
                                             =============      ===========      =============      =============

     Options to purchase 12,973,768 shares at a weighted average exercise price of $9.61 and 149,169 restricted stock units were excluded from the calculation of diluted earnings per share for the 13 and 39 weeks ended October 21, 2000, because their effect would have been anti-dilutive due to the net loss recognized in those periods. Options to purchase 12,161,975 shares at a weighted average exercise price of $10.60 and 109,893 restricted stock units were excluded from the calculation of diluted earnings per share for the 13 and 39 weeks ended October 23, 1999, because their effect would have been anti-dilutive due to the net loss recognized in those periods.

7. The Company has two reportable business segments: the Core Business Segment and the OfficeMax.com Segment. The operating results of the Company's retail stores and its catalog and direct marketing operations are included in the Core Business Segment. The OfficeMax.com Segment represents the operations of the Company's Internet site. In Quarterly Reports on Form 10-Q, for periods prior to fiscal year 2000, the OfficeMax.com Segment was reported in the Core Business Segment. All prior year amounts have been restated to reflect the separate presentation of the OfficeMax.com Segment. The Company evaluates performance and allocates resources based on the operations of these segments. Prior to July 23, 2000, the Company also operated a Computer Business Segment, which included desktop and laptop personal computers sold via the Company's retail stores and its catalog and direct marketing operations. The Company elected to phase-out operations of the Computer Business Segment in conjunction with a strategic alliance with Gateway Companies, Inc. ("Gateway") which is described in greater detail in "Item 2 - Management's Discussion and

     Analysis of Financial Condition and Results of Operations - Strategic Alliance with Gateway Companies, Inc." The accounting policies of the reportable business segments are the same as those described in the Summary of Significant Accounting Policies (Note 1) included in the Company's Annual Report on Form 10-K for the year ended January 22, 2000. The combined results of operations and assets of the Company's reportable business segments are equal to the Company's consolidated results of operations and assets. Certain centrally incurred costs are allocated to the business segments based on each segment's estimated usage and/or benefit. There is no profit on intersegment transactions or allocations.

     The following tables summarize the results of operations for the Company's reportable business segments:








(Dollars in thousands)
(Unaudited)

                                                13 Weeks Ended                 39 Weeks Ended
                                        ------------------------------------- ------------------------
                                         October 21,     October 23,      October 21,      October 23,
Core Business Segment                       2000             1999            2000             1999
------------------------------------------------------------------------------------------------------

Sales                                   $ 1,277,548      $ 1,208,842      $ 3,548,933      $ 3,233,842
Cost of merchandise sold, including
    buying and occupancy costs              968,175          900,326        2,664,904        2,409,360
Inventory markdown charge for
    item rationalization                          -           83,257                -           83,257
                                        -----------      -----------      -----------      -----------
Gross profit                                309,373          225,259          884,029          741,225
Operating income (loss)                     (18,052)         (41,852)         (18,763)          25,088
                                        -----------      -----------      -----------      -----------
Net income (loss)                       $   (15,333)     $   (29,075)     $   (21,294)     $     9,716
                                        ===========      ===========      ===========      ===========

     Goodwill and the related amortization are included in the Core Business Segment. Also included in net income of the Core Business Segment is net interest expense of $3,739,000 and $1,296,000 for the 13 weeks ended October 21, 2000 and October 23, 1999, respectively. During the 39 weeks ended October 21, 2000 and October 23, 1999, this segment had net interest expense of $8,484,000 and $4,982,000, respectively. The Core Business Segment recognized income tax benefit of $7,587,000 and $13,592,000 for the 13 weeks ended October 21, 2000 and October 23, 1999, respectively. During the 39 weeks ended October 21, 2000 and October 23, 1999, this segment recognized income tax benefit of $8,273,000 and income tax expense of $11,328,000, respectively.

     Through joint venture partnerships, the Company operates 32 international locations. The joint ventures operate OfficeMax superstores similar to those in the United States. Due to a majority interest in its joint venture in Mexico, OfficeMax de Mexico, which was purchased as of the end of fiscal year 1999, the Company consolidates the net assets, results of operations and cash flows of OfficeMax de Mexico within the Core Business Segment. Sales for OfficeMax de Mexico were $33,315,000 and $81,001,000 during the 13 and 39 weeks ended October 21, 2000, respectively. The net assets of OfficeMax de Mexico included long-lived assets, primarily fixed assets, of $19,294,000 and $14,084,000 as of October 21, 2000 and January 22, 2000,
     respectively. Minority interest in the net income of subsidiaries was $940,000 and $1,907,000 for the 13 and 39 weeks ended October 21, 2000, respectively. The Company's other investments in joint ventures are accounted for under the cost method and are also reported within the Core Business Segment. Other than its investments in joint venture partnerships, the Company has no international sales or assets.

(Dollars in thousands)
(Unaudited)

                                            13 Weeks Ended              39 Weeks Ended
                                          --------------------------------------------------
                                       October 21,  October 23,    October 21,   October 23,
OfficeMax.com Segment                     2000          1999          2000          1999
--------------------------------------------------------------------------------------------

Sales                                   $ 29,555      $ 10,514      $ 81,856      $ 20,256
Cost of merchandise sold, including
    buying and occupancy costs            20,923         7,935        59,055        15,165
                                        --------      --------      --------      --------
Gross profit                               8,632         2,579        22,801         5,091
Operating income (loss)                  (10,197)       (2,943)      (26,834)       (5,303)
                                        --------      --------      --------      --------
Net income (loss)                       $(6,686)      $ (1,824)     $(17,354)     $ (3,284)
                                        ========      ========      ========      ========


     Included in net income of the OfficeMax.com Segment is net interest expense of $947,000 and $52,000 for the 13 weeks ended October 21, 2000 and October 23, 1999, respectively. During the 39 weeks ended October 21, 2000 and October 23, 1999, this segment had net interest expense of $2,092,000 and $89,000, respectively. The OfficeMax.com Segment recognized income tax benefit of $4,458,000 and $1,171,000 for the 13 weeks ended October 21, 2000 and October 23, 1999, respectively, and $11,572,000 and $2,108,000 for the 39 weeks ended October 21, 2000 and October 23, 1999, respectively. The total assets of the OfficeMax.com Segment were approximately $4,228,000 and $1,695,000 as of October 21, 2000 and January 22, 2000, respectively. This segment also had accrued expenses and other liabilities of $5,594,000 and $5,645,000 as of October 21, 2000 and January 22, 2000, respectively. Depreciation expense for the OfficeMax.com Segment was $201,000 and $527,000 for the 13 and 39 weeks ended October 21, 2000, respectively, as compared to $62,000 and $120,000 for the comparable periods last year.

     During August 2000, the Company consolidated its OfficeMax.com Segment and its catalog and direct marketing operations into one business segment. The Company is evaluating the impact of this decision on future segment reporting. Currently, the catalog and direct marketing operations are reported in the Core Business Segment for management and segment reporting purposes.



(Dollars in thousands)
(Unaudited)

                                            13 Weeks Ended             39 Weeks Ended
                                      -----------------------------------------------------
                                       October 21,  October 23,   October 21,   October 23,
Computer Business Segment                 2000         1999          2000         1999
-------------------------------------------------------------------------------------------

Sales                                   $     -     $  82,418      $  99,282      $ 197,549
Cost of merchandise sold, including
    buying and occupancy costs                -        82,450        102,395        199,857
                                        -------     ---------      ---------      ---------
Gross profit (loss)                           -           (32)        (3,113)        (2,308)
Operating income (loss)                       -        (9,709)       (15,739)       (29,631)
                                        -------     ---------      ---------      ---------
Net income (loss)                       $     -     $  (6,541)     $  (9,568)     $ (19,429)
                                        =======     =========      =========      =========


     As of July 23, 2000, the Company completed the phase-out of its former Computer Business Segment in conjunction with a strategic alliance with Gateway, whereby Gateway will operate a licensed store-within-a-store computer department in all OfficeMax retail superstores in the United States. The rollout of the store-within-a-store departments began during the first quarter of fiscal year 2000 and is expected to be complete by the end of the first quarter of fiscal year 2001. As of July 23, 2000, an interim Gateway display was installed in all OfficeMax superstores that had yet to receive a full-size store-within-a-store installation. The full-size store-within-a-store installations and the interim displays replaced the Computer Business Segment. The strategic alliance with Gateway is described in greater detail in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Alliance with Gateway Companies, Inc."

     Prior to its phase-out at the end of the Company's second fiscal quarter, the Computer Business Segment recognized interest expense of $208,000 and income tax benefit of $6,379,000 during the current year. During the 13 and 39 weeks ended October 23, 1999, this segment recognized interest expense of $1,032,000 and $2,272,000, respectively, and income tax benefit of $4,200,000 and $12,474,000, respectively.

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

10. During the third quarter of fiscal year 2000, the Company, based on recent developments and the advice of outside legal counsel, elected to settle its lawsuit with Ryder Integrated Logistics ("Ryder") prior to trial. As a result of the settlement, the Company recorded a charge of $19,465,000, which was included in cost of merchandise sold.

11. On November 30, 2000, the Company entered into a new three-year senior secured revolving credit facility. The new revolving credit facility is secured by a first priority perfected security interest in the Company's inventory and accounts receivable and provides for borrowings of up to $700,000,000 at the bank's base rate or Eurodollar rate plus 1.75% to 2.50% depending on the level of borrowing. Proceeds from the revolving credit facility were used to repay all outstanding borrowings under the Company's previous revolving credit facility. Also during the fourth quarter of fiscal year 2000, the Company obtained a commitment from a financial institution for an additional $50,000,000 in letters of credit to be used for the Company's merchandise import program.

12. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") which, as amended, is required to be adopted in fiscal years beginning after June 15, 2000. Due to the Company's minimal use of derivatives, management anticipates that the adoption of FAS 133 will not have a significant effect on the earnings or the financial position of the Company.

13. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements", in December 1999. The SAB summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delayed the implementation of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Management does not believe that this SAB will have a material impact on the earnings or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------

   Consolidated Results

Sales for the 13 and 39 weeks ended October 21, 2000 increased to $1,307,103,000 and $3,730,071,000 respectively, from $1,301,774,000 and $3,451,647,000 for the comparable prior year periods. The increase in sales was attributable to a full period of sales from the 115 superstores opened during fiscal year 1999 and additional sales from the 43 (net) new superstores opened at various points during the current fiscal year. Additionally, $33,315,000 and $81,001,000 of sales for the Company's joint venture in Mexico, OfficeMax de Mexico, were included in sales for the 13 and 39 weeks ended October 21, 2000, respectively, due to the Company's majority interest in the joint venture which was purchased as of the end of fiscal year 1999. During the 13 and 39 weeks ended October 23, 1999, the Company accounted for the joint venture under the equity method and, accordingly did not consolidate OfficeMax de Mexico's sales. The effects of new store openings and consolidating OfficeMax de Mexico were partially offset by the phase-out of the Computer Business Segment. Comparable stores sales, excluding the effects of the phase-out of the Computer Business Segment, decreased 2% during the current quarter and increased 2% for the 39 weeks ended October 21, 2000. In addition to the phase-out of the Computer Business Segment, comparable store sales were impacted during the current quarter by the integration of the Company's new SAP Enterprise Resource Planning System and a difficult overall retail environment.

Cost of merchandise sold, including buying and occupancy costs, decreased as a percentage of sales to 75.7% and 75.8% for the 13 and 39 weeks ended October 21, 2000, from 76.1% and 76.0% for the comparable periods last year, excluding the inventory markdown charge of $83,257,000 recorded during the third quarter of fiscal year 1999. Correspondingly, gross profit increased to 24.3% and 24.2% of sales for the 13 and 39 weeks ended October 21, 2000, respectively, from 23.9% and 24.0% of sales for the comparable prior year periods. The current year gross profit increases are primarily due to the phase-out of the Computer Business Segment and improved margins in the Company's OfficeMax.com Segment. Current year gross profit was impacted by a $19,465,000 charge recorded during the third quarter as a result of the settlement of litigation with Ryder. Including the inventory markdown charge, gross profit was 17.5% and 21.6% of sales for the 13 and 39 weeks ended October 23, 1999.

Store operating and selling expenses, which consist primarily of store payroll, operating and advertising expenses, increased as a percentage of sales to 23.7% and 22.4% for the 13 and 39 weeks ended October 21, 2000 from 18.8% for the comparable periods a year earlier. The increases were primarily due to costs associated with the Company's operating improvement initiatives, including reduced vendor income from vendor support programs eliminated as part of the Company's program of merchandise and vendor rationalization.

Pre-opening expenses were $892,000 and $5,665,000 for the 13 and 39 weeks ended October 21, 2000, reflecting the opening of 9 and 47 full-size superstores, respectively. Also, the Company opened its third PowerMax distribution center during the second quarter of fiscal year 2000 for which the Company incurred pre-opening expenses of $1 million. Pre-opening expenses were $3,726,000 and $8,223,000 for the 13 and 39 weeks ended October 23, 1999, reflecting the opening of 39 and 91 full-size superstores, respectively. Pre-opening expenses, which consist primarily of store payroll, supplies and grand opening advertising, averaged approximately $90,000 and $85,000 per full-size superstore in the 39 weeks ended October 21, 2000 and October 23, 1999, respectively. Pre-opening expenses increase approximately $30,000 per unit when certain enhanced CopyMax or FurnitureMax features are included in a superstore.

General and administrative expenses were 2.6% and 3.1% of sales for the 13 and 39 weeks ended October 21, 2000, as compared to 2.5% and 2.6% of sales for the same periods last year. The increases reflect costs for consulting services supporting the Company's supply-chain management and operating improvement initiatives, continued investment in the Company's organizational structure and increased depreciation expense as a result of the Company's information technology initiatives. The increases were partially offset by the reversal of certain bonus accruals during the third quarter which reduced general and administrative expenses by 0.4% and 0.1% of sales for the 13 and 39 weeks ended October 21, 2000.

Goodwill amortization was $2,464,000 and $7,391,000 for the 13 and 39 weeks ended October 21, 2000, respectively, as compared to $2,348,000 and $7,042,000 for the 13 and 39 weeks ended October 23, 1999, respectively. Goodwill is capitalized and amortized over 10 - 40 years using the straight-line method.

As a result of the foregoing factors, the Company incurred an operating loss of $28,249,000 and $61,336,000 for the 13 and 39 weeks ended October 21, 2000, respectively, as compared to operating income, excluding the inventory markdown charge, of $28,753,000 and $73,411,000 for the comparable periods a year earlier. Including the inventory markdown charge, the Company incurred an operating loss of $54,504,000 and $9,846,000 for the 13 and 39 weeks ended October 23, 1999, respectively.

Interest expense, net, was $4,686,000 and $10,784,000 for the 13 and 39 weeks ended October 21, 2000, respectively, as compared to $2,380,000 and $7,343,000 for the comparable periods a year earlier. The increase in interest expense during fiscal year 2000 was primarily due to higher average outstanding borrowings during the second and third quarters of the current fiscal year.

The Company recognized income tax benefit of $12,045,000 and $26,224,000 for the 13 and 39 weeks ended October 21, 2000, respectively, as compared to $18,963,000 and $3,254,000 for the same periods a year ago. The effective tax rates for all periods presented are different from the federal statutory income tax rate primarily as a result of goodwill amortization, tax exempt interest, and state and local taxes.

As a result of the foregoing factors, the Company had a net loss of $22,019,000 and $48,216,000 for the 13 and 39 weeks ended October 21, 2000, respectively, as compared to net income, excluding the inventory markdown charge, of $15,844,000 and $40,287,000 for the comparable periods a year earlier. The inventory markdown charge reduced net income for the 13 and 39 weeks ended October 23, 1999 by $53,284,000 resulting in a net loss of $37,440,000 and $12,997,000, respectively.

BUSINESS SEGMENTS
-----------------

   Core Business Segment

Sales for the Core Business Segment increased 6% to $1,277,548,000 for the 13 weeks ended October 21, 2000 from $1,208,842,000 for the comparable period last year. The increase in the third quarter of fiscal year 2000 was due to new store openings since the end of the third quarter of fiscal year 1999 partially offset by a comparable-store sales decrease of nearly 4%. The current quarter comparable store sales decrease was primarily due to temporary interruptions in the Company's replenishment process in connection with its conversion to a new SAP Enterprise Resource Planning System, lost sales of computer related items as a result of the conversion of the Company's computer departments to Gateway displays and a difficult overall retail environment. In accordance with a strategic alliance, Gateway will operate a licensed store-within-a-store computer department within all OfficeMax retail superstores in the United States. The store-within-a-store rollout began during the first quarter of fiscal year 2000 and is expected to be complete by the end of the first quarter of fiscal year 2001. As of July 23, 2000, in anticipation of lost computer vendor support and product allocations, an interim Gateway display was installed in all OfficeMax superstores that had yet to receive a full-size store-within-a-store installation. For the 39 weeks ended October 21, 2000, sales for the Core Business Segment increased 10% to $3,548,933,000 from $3,233,842,000 for the comparable prior year period, primarily as a result of new store openings as comparable-store sales were unchanged.

Cost of merchandise sold, including buying and occupancy costs for the Core Business Segment increased as a percentage of sales to 75.8% and 75.1% for the 13 and 39 weeks ended October 21, 2000, from 74.5%, excluding the inventory markdown charge, for the comparable prior year periods. The current year increases were primarily due to the settlement of litigation with Ryder, which increased the cost of merchandise sold, including buying and occupancy costs, by 1.5% and 0.5% of sales for the 13 and 39 weeks ended October 21, 2000, respectively, and offset merchandise margin improvements. Gross profit for the Core Business Segment was $309,373,000 or 24.2% of sales and $884,029,000 or 24.9% of sales for the 13 and
39 weeks ended October 21, 2000, respectively. Including the inventory markdown charge, gross profit for the Core Business segment was $225,259,000 or 18.6% of sales and $741,225,000 or 22.9% of sales for the 13 and 39 weeks ended October 23, 1999, respectively.

Operating income for the Core Business Segment was a loss of $18,052,000 and $18,763,000 for the 13 and 39 weeks ended October 21, 2000, respectively, as compared to operating income, excluding the inventory markdown charge, of $41,405,000 and $108,345,000 for comparable prior year periods. The decrease in operating income in fiscal year 2000 was primarily due to increased store operating and selling expenses related to the Company's supply-chain management and operating improvement initiatives. Including the inventory markdown charge, this segment incurred an operating loss of $41,852,000 for the 13 weeks ended October 23, 1999 and operating income of $25,088,000 for the 39 weeks ended October 23, 1999.

Net loss for the Core Business Segment was $15,333,000 and $21,294,000 for the 13 and 39 weeks ended October 21, 2000, respectively, as compared to net income, excluding the inventory markdown charge, of $24,209,000 and $63,000,000 for the comparable periods last year. Including the inventory markdown charge, this segment incurred a net loss of $29,075,000 for the 13 weeks ended October 23, 1999 and net income of $9,716,000 for the 39 weeks ended October 23, 1999.


   OfficeMax.com Segment

Sales for the OfficeMax.com Segment increased 181% to $29,555,000 for the 13 weeks ended October 21, 2000 from $10,514,000 in the same period last year. Sales for the OfficeMax.com Segment increased 304% to $81,856,000 for the 39 weeks ended October 21, 2000 from $20,256,000 for the comparable prior year period. This sales growth in the first 39 weeks of fiscal year 2000 reflected the Company's continued aggressive offline marketing program aimed at capturing a larger share of the online small-business market, new online partnerships launched affecting the periods presented, an overall national increase in online business-to-business e-commerce and an increase in repeat-customer purchases.


Cost of merchandise sold, including buying costs, for the OfficeMax.com Segment was 70.8% and 72.1% of sales for the 13 and 39 weeks ended October 21, 2000, respectively, compared to 75.5% and 74.9% of sales for the comparable prior year periods. Gross profit for the OfficeMax.com Segment was $8,632,000 or 29.2% of sales in third quarter of fiscal year 2000 and $2,579,000 or 24.5% of sales in the same period last year. For the 39 weeks ended October 21, 2000, gross profit for the OfficeMax.com Segment was $22,801,000 or 27.9% of sales as compared to $5,091,000 or 25.1% of sales for the comparable prior year period. The improvement in gross profit as a percentage of sales for the first 39 weeks of fiscal year 2000 compared to the first 39 weeks of fiscal year 1999 was due primarily to a more disciplined pricing strategy and additional higher margin revenue related to business services and advertising.

The OfficeMax.com Segment incurred an operating loss of $10,197,000 for the 13 weeks ended October 21, 2000 and $2,943,000 in the comparable prior year period. Operating loss for the OfficeMax.com Segment was $26,834,000 for the 39 weeks ended October 21, 2000, versus a loss of $5,303,000 for the comparable period last year. The net operating losses were primarily due to the segment's aggressive advertising and marketing programs focused on customer acquisition in the small-business market space.

The OfficeMax.com Segment incurred a loss of $6,686,000 in third quarter of fiscal year 2000 and a loss of $1,824,000 in third quarter of fiscal year 1999. For the 39 weeks ended October 21, 2000, the OfficeMax.com Segment incurred a loss of $17,354,000 as compared to a loss of $3,284,000 for the comparable period last year.

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

Under the terms of a master license agreement ("Master License Agreement"), Gateway will operate a licensed store-within-a-store computer department in all OfficeMax retail superstores in the United States. The store-within-a-store rollout began during the first quarter of fiscal year 2000 and is expected to be complete by the end of the first quarter of fiscal year 2001. The department offers computers and related products and services. In accordance with the alliance, Gateway staffs the store-within-a-store modules and owns all of the inventory and recognizes all of the sales within the store-within-a-store modules. OfficeMax receives a fixed monthly rent from Gateway. As of July 23, 2000, an interim Gateway display was installed in all OfficeMax superstores that had yet to receive a full-size store-within-a-store installation. The interim displays will be in place until a full-size Gateway store-within-a-store department is installed. These departments replaced the Company's Computer Business Segment. The Company completed phase-out operations of the Computer Business Segment as of July 22, 2000. As of the end of the third quarter of fiscal year 2000, the Company had converted approximately 55% of its domestic retail superstores to full-size Gateway store-within-a-store modules.

Additionally, a reciprocal Internet relationship between OfficeMax and Gateway provides for significant cross marketing and promotional opportunities. OfficeMax is the exclusive office supply partner on Gateway's Internet site, Gateway.com, and will have its icon and hot link featured on the computer desktop of virtually all Gateway systems sold to small businesses and consumers in the United States over the next five years. In exchange, OfficeMax pays Gateway a commission on sales to customers acquired from Gateway properties or promotional efforts, including certain guaranteed minimum annual payments. Gateway has the exclusive right to market and sell computers and related products on OfficeMax.com, and pays the Company a commission on sales to customers acquired from OfficeMax properties or promotional efforts. The Internet relationship, including the linking of OfficeMax.com and Gateway.com, commenced during the second quarter of fiscal year 2000.

In accordance with the alliance, Gateway has invested $50,000,000 in OfficeMax convertible preferred stock -$30,000,000 designated for OfficeMax and $20,000,000 designated for OfficeMax.com.

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

STORE CLOSURE AND RELOCATION
----------------------------

During the fourth quarter of fiscal year 2000, the Company announced that it is in the process of a strategic review of its real estate portfolio with the objective to identify under-performing stores and close or move them to new, more productive locations. The Company expects to complete its review by the end of fiscal year 2000 and to record a charge for store closure and relocation at that time.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operating activities used $51,982,000 of cash during the 39 weeks ended October 21, 2000, primarily for accounts payable, accrued expenses and inventory. The Company's operating activities generated $175,478,000 of cash during the 39 weeks ended October 23, 1999. As of October 21, 2000, accounts payable and accrued expenses decreased $70,630,000 and $47,183,000, respectively, while inventory increased $13,001,000 since the end of the prior fiscal year. These cash outflows were partially offset by a decrease in accounts receivable of $33,543,000 during the first 39 weeks of fiscal year 2000. The increase in inventory was the result of inventory added for the 43 (net) new superstores opened during fiscal year 2000. As of October 21, 2000, average per store inventory decreased approximately 17% compared to the prior year. Further, annualized inventory turnover has increased to 3.02 times per year from 2.88 times per year on a trailing twelve-month basis, excluding special charges. The improvements in per store inventory and inventory turnover are primarily the result of the Company's continued implementation of its supply-chain management initiatives.

Net cash used for investing activities was $76,973,000 for the 39 weeks ended October 21, 2000 versus $82,185,000 in the comparable prior year period. Capital expenditures, primarily for new and remodeled stores and the Company's information technology initiatives, were $76,031,000 for the 39 weeks ended October 21, 2000 and $81,787,000 for the comparable period in the prior year.

Net cash provided by financing activities was $143,786,000 for the 39 weeks ended October 21, 2000. Current year financing activities primarily represent borrowings under the Company's revolving credit facilities and Gateway's $50,000,000 investment in the Company. Net cash used by financing activities was $90,295,000 in the comparable prior year period and primarily represented a decrease in overdraft balances, advance payments for leased facilities and the payment of $34,841,000 for treasury stock purchases.

During the fourth quarter of fiscal year 2000, the Company plans to open 7 new OfficeMax superstores. Management estimates that the Company's cash requirements for opening a superstore, exclusive of pre-opening expenses, will be approximately $1,025,000. For an OfficeMax superstore, the requirements include an average of approximately $425,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $600,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $90,000 per full-size OfficeMax superstore during the remainder of fiscal year 2000. In select cases, that average is expected to increase by approximately $30,000 when certain enhanced CopyMax or FurnitureMax features are included.

The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings will be sufficient to finance its retail operations and capital requirements, including its expansion strategy.

As of October 21, 2000 the Company had outstanding borrowings of $180,000,000 under revolving credit facilities at a weighted average interest rate of 7.88%. On November 30, 2000, the Company entered into a new three-year senior secured revolving credit facility. The new revolving credit facility is secured by a first priority perfected security interest in the Company's inventory and accounts receivable and provides for borrowings of up to $700,000,000 at the bank's base rate or Eurodollar Rate plus 1.75% to 2.50% depending on the level of borrowing. Proceeds from the revolving credit facility were used to repay all outstanding borrowings under the Company's previous revolving credit facility. Also during the fourth quarter of fiscal year 2000, the Company obtained a commitment from a financial institution for an additional $50,000,000 in letters of credit to be used for the Company's merchandise import program.

During the second quarter of fiscal year 2000, the Company repaid the outstanding balance of its mortgage loan in the amount of $16,100,000. The mortgage loan was secured by the Company's international corporate headquarters and had an original maturity of January 2007.

On August 13, 1998, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its common stock on the open market. At October 21, 2000, the Company had purchased a total of 12,702,100 shares at a cost of $113,619,000. This included systematic purchases to cover potential dilution from the issuance of shares under the Company's equity-based incentive plans. Future purchases of common shares may be limited by financial covenants related to the Company's new revolving credit facility.

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


LEGAL PROCEEDINGS
-----------------

During the third quarter of fiscal year 2000, the Company, based on recent developments and the advice of outside legal counsel, elected to settle its lawsuit with Ryder prior to trial. As a result of the settlement, the Company recorded a charge of $19,465,000 during the quarter.

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

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------



(a)   Exhibits:               27.0  Financial Data Schedule for the period
                                    ended October 21, 2000 (for SEC use only)

(b)   Reports on Form 8-K:    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OFFICEMAX, INC.

Date: December 5, 2000     By: /s/ Jeffrey L. Rutherford
                               --------------------------
                                   Jeffrey L. Rutherford
                                   Senior Executive Vice President, Chief
                                   Financial Officer (Principal Financial and
                                   Accounting Officer)