Form 10-K405
period 2001-01-27
OFFICEMAX INC /OH/
filed 2001-04-03
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended JANUARY 27, 2001
                                             ----------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

                         Commission file number 1-13380

                                                -------

                                 OFFICEMAX, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

            OHIO                                         34-1573735
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

            3605 WARRENSVILLE CENTER ROAD, SHAKER HEIGHTS, OHIO 44122
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (216) 471-6900
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
            Title of each class                   on which registered
            -------------------                   --------------------

       COMMON SHARES, WITHOUT PAR VALUE           NEW YORK STOCK EXCHANGE

       PREFERRED SHARE PURCHASE RIGHTS            NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 2001 was approximately $353,101,155.

The number of Common Shares, without par value, of the Registrant outstanding as of March 14, 2001 was 113,173,447.

                                TABLE OF CONTENTS

                Item No.                                               Page No.
                --------                                               --------
    Part I

                 1.   Business                                               3
                             Executive Officers of the Registrant            11
                 2.   Properties                                             13
                 3.   Legal Proceedings                                      14
                 4.   Submission of Matters to a Vote of Security Holders    14
   Part II

                 5.   Market for Registrant's Common Shares and Related
                            Shareholder Matters                              15
                 6.   Selected Financial Data                                16
                 7.   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations              17
                7A.   Quantitative and Qualitative Disclosures About
                            Market Risk                                      23
                 8.   Financial Statements and Supplementary Data            23
                 9.   Changes in and Disagreements with Accountants on
                            Accounting and Financial Disclosure              23


   Part III

                10.   Directors and Executive Officers of the Registrant     24
                11.   Executive Compensation                                 24
                12.   Security Ownership of Certain Beneficial Owners
                            and Management                                   24
                13.   Certain Relationships and Related Transactions         24
   Part IV

                14.   Exhibits, Financial Statement Schedules, and
                            Reports on Form 8-K                              25

                Signatures                                                   26
                Exhibit Index                                                27



                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K (including information incorporated by reference) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any information in this report that is not historical information is a forward-looking statement which may be identified by the use of language such as "may," "will," "should," "expects," "plans," "anticipates," "estimates," "believes," "thinks," "continues," "indicates," "outlook," "looks," "goals," "initiatives," "projects," or variations thereof. These statements are likely to address the Company's growth strategy, future financial performance (including sales and earnings), strategic initiatives, marketing and expansion plans, and the impact of operating initiatives. The forward-looking statements, which speak only as of the date the statement was made, are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated, projected or implied in the forward-looking statements. These risks and uncertainties include those described in Exhibit 99.1 to this Form 10-K, and in other reports and exhibits to those reports filed with the Securities and Exchange Commission. You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company's SEC filings are available at no charge at www.sec.gov and www.freeEDGAR.com, as well as on a number of other web sites. These risks and uncertainties include, but are not limited to, the following: risks associated with general economic conditions (including the widely anticipated general economic slowdown in 2001 which could negatively impact future performance); and failure to adequately execute plans and unforeseen circumstances beyond the Company's control in connection with development, implementation and execution of new business processes, procedures and programs. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         OfficeMax, Inc. ("OfficeMax" or the "Company") operates a chain of high-volume, deep-discount office products superstores. As of January 27, 2001, OfficeMax owned and operated 995 superstores in 49 states, Puerto Rico and the U.S. Virgin Islands. In addition to offering office products, business-machines and related items, OfficeMax superstores also feature CopyMax(SM) and FurnitureMax(R), in-store modules devoted exclusively to print-for-pay services and office furniture. Additionally, the Company reaches customers with over 20,000 items through its award winning eCommerce site, OfficeMax.com(SM), its direct-mail catalogs and its outside sales force, all of which are serviced by its 19 delivery centers and two national call/customer contact centers. Through joint venture partnerships, OfficeMax operates stores internationally in Mexico and Brazil.

         The typical full-size OfficeMax superstore is approximately 23,500 square feet and offers over 8,000 office products and related items. The layout of the Company's eighth superstore iteration since inception, known within the Company as "Millennium 8.0", focuses on the higher profit margin items of the Company's office supply business. Within each superstore, prominent signage highlights the Company's marketing concepts: Supplies (office supplies), TechMax(R) (electronics, business machines and related items), CopyMax and FurnitureMax.

         The Company offers, at OfficeMax.com (http://www.officemax.com), over 20,000 items, free next business day delivery on orders over $50 for most locations, and a credit card security guarantee. OfficeMax.com also provides a variety of services targeted at small business and home office customers such as express orders for frequently purchased products, usage reporting, online order tracking, convenient order-by-number features and an informational resource center. OfficeMax.com also offers an expanding array of integrated business services targeted to small business and home office customers, including communications, eBusiness utilities, marketing, travel, virtual learning and financial services.

         The Company markets its merchandise primarily to small-and medium-size businesses, home office customers and individual consumers. By extending its marketing channels to include direct-mail catalog and an outside sales force, OfficeMax also serves the medium and larger corporate customer.

         The following table summarizes the Company's domestic superstore opening activity by fiscal year, including Puerto Rico and the U.S. Virgin
Islands:

 FISCAL               STORES        STORES          STORES
  YEAR                OPENED        CLOSED          ACQUIRED         TOTAL
-------------- -- ------------ -- ----------- --- ----------- --- -----------
    1988                3              -               -               3
    1989                8              -               -              11
    1990               23              -              12              46
    1991               33              -               -              79
    1992               61              2              41             179
    1993               53              9             105             328
    1994               70             10               -             388
    1995               80              -               -             468
    1996               96              -               -             564
    1997              150              1               -             713
    1998              120              1               -             832
    1999              115              1               -             946
    2000               54              5               -             995

         Through joint venture partnerships, OfficeMax operates internationally with 23 stores in Mexico and 2 stores in Brazil as of January 27, 2001.

INDUSTRY OVERVIEW

         Over the past approximately 13 years, the office products industry has experienced rapid growth which the Company believes is attributable primarily to a shift in the United States economy to become more service oriented and the increasing utilization of technology, such as fax machines, cellular phones, computers and the Internet. The Company believes that these trends will continue to expand the office products industry and will create opportunities for continued growth in market share for operators of high-volume office products superstores such as OfficeMax and for office products eCommerce sites such as OfficeMax.com.

         Small-and Medium-Size Businesses and Consumer Markets. The Company's target customers are small (one to 99 employees) and medium (100 to 300 employees) size businesses, along with home office customers and individual consumers. Prior to the advent of the office products superstore concept in the mid to late 1980's, these markets were served primarily by traditional office products retailers which typically operated small stores offering limited services and a limited selection of in-stock merchandise purchased from wholesalers or other distributors and sold to the ultimate consumer at manufacturers' suggested retail or catalog list prices. Conversely, office products superstores, such as OfficeMax, feature a wide selection of name-brand and private-label merchandise purchased directly from manufacturers and sold at deep-discount prices that are typically 30% to 70% below manufacturers' suggested retail and catalog list prices. As a result of their ability to offer selection, service and discount prices, office products superstores are capturing an increasing percentage of the retail office products market in the United States.

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

BUSINESS SEGMENTS

         As of January 27, 2001, the Company had two reportable business segments: the Core Business Segment and the OfficeMax.com Segment. The operations of the Company's retail stores, customer contact centers and outside sales force are included in the Core Business Segment. The OfficeMax.com Segment represents the operations of the Company's Internet site. Until July 23, 2000, the Company also operated a Computer Business Segment, which included desktop and laptop personal computers sold via the Company's retail stores and its catalog and direct marketing operations. The Company elected to phase out operations of the Computer Business Segment in conjunction with a strategic alliance with a third-party computer provider.

BUSINESS STRATEGY

The Company's strategy is to enhance market share, to be a leading provider of office products, supplies and services in each of the markets in which it competes and to continue expanding into new markets, including international expansion. The key elements of this strategy are as follows:

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

                  - Everyday Low Prices. The Company's everyday low price policy is to offer deep-discount prices that are typically 30% to 70% below manufacturers' suggested retail and catalog list prices. In addition, the Company guarantees its low prices by matching any advertised price or refunding the difference between a lower advertised price and the price paid at OfficeMax within seven days of the original purchase.

                  - Customer Service. To develop and maintain customer loyalty, OfficeMax is fostering a customer-centric culture that focuses associates on making customer service their number one priority. The Company views the quality of its customers' interaction with its associates as critical to its success. To this end, the Company emphasizes training and personnel development, seeks to attract and retain well-qualified, highly motivated associates, and has centralized most administrative functions at its corporate office and customer contact centers to enable in-store associates to focus on serving customers.

                  - Focused Expansion. Primarily as a result of current uncertain economic conditions, the Company reduced its number of planned domestic superstore openings for fiscal 2001 to less than approximately 25 superstores. The Company intends to focus on opening new superstores in markets where it already has a major presence which will enable it to better leverage advertising, distribution and supervision costs. Additionally, the Company intends, as soon as practicable, to reduce the size of all new superstores by approximately 15% to 20,000 square feet, down from 23,500 square feet. Prospective new superstore locations are evaluated using on-site surveys conducted by real estate consultants and field operations personnel coupled with a proprietary real estate selection model, which assesses potential store locations and incorporates computer-generated mapping. The model analyzes a number of factors that have contributed to the success of existing OfficeMax locations including the location's size, visibility, accessibility and parking capacity, potential sales transfer effects on existing OfficeMax superstores and relevant demographic information, such as the number of businesses and the income and education levels in the area.

                  During fiscal year 2000, the Company completed an extensive review of its real estate portfolio and, as a result of that review, elected to close 50 underperforming superstores. During the first quarter of fiscal year 2001, 46 of the closing stores began the liquidation process and are expected to close during the second quarter of fiscal year 2001. The remaining stores are expected to begin the liquidation process by the end of fiscal year 2001.

                  - Marketing Concepts. OfficeMax has launched in-store marketing concepts that complement the Company's Supplies "module" by providing additional products and services to the Company's customers and an opportunity for incremental store traffic. These concepts include the departments or "in-store modules", TechMax, CopyMax and FurnitureMax. TechMax features the latest in communication and electronics products. CopyMax offers customers a wide range of "print-for-pay" services, from self-service black and white copying to full-service digital printing and publishing. FurnitureMax provides an expanded furniture selection and specialized services.

                  - OfficeMax.com. The Company believes that the Internet is an increasingly important medium for the sale of office products and the provision of business services. OfficeMax.com offers over 20,000 office products coupled with free next business day delivery on orders over $50 for most locations. OfficeMax.com also offers an expanding array of integrated business services targeted to small business and home office customers, including communications, eBusiness utilities, marketing, travel, virtual learning and financial services.

                  - Catalog and Commercial Outside Sales. The Company's strategy for its catalog and outside sales businesses is to capitalize on the OfficeMax brand name awareness by providing other channels that give the OfficeMax customer more purchasing options. A full assortment catalog of all the items found in OfficeMax superstores plus a variety of merchandise available from a third party distributor allows customers the convenience of catalog ordering and next business day delivery. The Company also provides special order catalogs containing more than 20,000 items to meet our customers' needs. As many of the OfficeMax small business customers grow, they take advantage of these purchasing options. In conjunction with its catalog business, OfficeMax has a commissioned outside sales force focusing on the medium-sized business customer.

                  - International Opportunities. During fiscal year 2000, the Company opened seven OfficeMax superstores in Mexico through its majority-owned joint venture with Grupo Oprimax, S.A. de C.V., a Mexican corporation, ending the year with 23 superstores. In fiscal 2001, this joint venture plans to open approximately five more superstores in Mexico. The Company plans to open up to five new superstores in Brazil during fiscal year 2001 through a joint venture with a Brazilian company. OfficeMax stores operated by these joint ventures are similar to those operated by the Company domestically. OfficeMax owns a majority interest in the Mexican joint venture and a 19% interest in the Brazilian joint venture. The Company is in ongoing negotiations with its Brazilian joint venture partner to purchase an additional interest in the joint venture that would increase the Company's total ownership interest in the joint venture to greater than 51%. Ultimately, the Company's international expansion will depend upon general economic and business conditions affecting consumer spending in these markets, the availability of desirable store locations, the negotiation of acceptable terms and the availability of adequate capital.

                  - Gateway Alliance. During the first quarter of fiscal year 2000, the Company entered into a strategic alliance with Gateway Companies Inc., ("Gateway") providing for Gateway to operate a licensed "store-within-a-store" computer department inside all OfficeMax superstores in the United States. The departments offer products consistent with the Company's previous Computer Business Segment, including computers, monitors and related products and services. Accordingly, the Company completed its phase-out of its Computer Business Segment as of July 23, 2000. The Gateway store-within-a-store rollout began in March 2000 and was originally expected to be complete by the end of the first quarter of fiscal year 2001. Currently, approximately one half of the Company's superstores have full-sized, staffed Gateway computer departments and the remaining superstores feature an on-line kiosk, which enables customers to browse and purchase electronically. The Company is currently evaluating alternative options relating to this joint business relationship in light of the precipitous decline in personal computer sales and the seemingly longer term, negative outlook for personal computers. The Company anticipates that should the Gateway departments close, OfficeMax's operating results would not be materially adversely affected and an alternative computer manufacturer's brand could be substituted in some form.

MARKETING, PROMOTIONS AND ADVERTISING

         The Company's marketing efforts are directed at small-and medium-size businesses, home office customers, and individual consumers. A multimedia approach is used to attract new customers while re-emphasizing the Company's value, service and selection message to existing customers. These campaigns include network, local and cable television commercials, newspaper ads, seasonal spot television and radio commercials, direct mail promotions, circulars, and outdoor billboards, mass transit cards, sports arena and online advertising.

         Advertising campaigns and promotions are conducted continuously throughout the year to reach new and existing customers. To further increase sales, OfficeMax takes advantage of seasonal selling opportunities. Special marketing programs are developed to support the back-to-school selling period, the Christmas holiday season, plus the January "re-stocking" back-to-business period.

         OfficeMax conducts customer research to gauge the appropriateness of the products and services it offers. This research is utilized to develop innovative solutions for OfficeMax's small-and medium-sized business, home office and individual consumer customer while tailoring specific product messages to communicate with each of its target customer groups.

RETAIL STORES

         OfficeMax superstores are generally destination oriented locations in high-traffic, suburban strip-mall shopping centers that provide customers easy access and ample store-front parking. Each superstore displays merchandise in accordance with a corporate developed plan-o-gram to ensure that it utilizes optimal display techniques and provides a consistent and attractive shopping environment for customers. The Company continuously evaluates the attributes of its prototype store model and periodically makes adjustments to the store layout. These changes are integrated into new stores as they are opened and are also considered when the Company remodels existing units. The Company's latest prototype, "Millennium 8.0", is characterized by a heightened merchandise focus on the core Supplies module along with enhanced visual acuity throughout the store. Within each superstore, prominent signage highlights the Company's marketing concepts: Supplies (office supplies), TechMax (communication and electronics products), CopyMax (print-for-pay services), and FurnitureMax (office furniture). The Company believes that attractive and up-to-date stores contribute to customer satisfaction and loyalty leading to increased sales.

         The Company's Supplies modules feature office products, including writing instruments, paper, filing supplies, business forms and other supplies.

         TechMax showcases the latest in communication and electronics products and features specially trained associates to assist the customer.

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

         Another in-store module, FurnitureMax, features an extensive selection of office furniture ranging from ready-to-assemble products to a broader assortment of office chairs, dividers, filing cabinets and higher-end case goods, desks and credenzas. FurnitureMax also offers specialized services such as customized space planning and on-site consultation as well as free delivery. Full-size FurnitureMax hubs are an approximately 4,000 to 8,000 square foot addition to an existing OfficeMax superstore while mini-FurnitureMax modules utilize approximately 2,000 square feet.

EXPANSION

         Small-and Medium-Size Business Market. The Company's expansion strategy primarily focuses on new store growth, line extensions of existing product categories and new product offerings. The Company opened 54 superstores in fiscal year 2000 and intends to open less than approximately 25 new domestic superstores and up to eight new superstores internationally during fiscal year 2001.

         Large Business Market. OfficeMax has undertaken several initiatives to better serve the needs of its larger customers, predominately through its outside sales group and network of delivery centers, in addition to its retail stores and eCommerce site. The Company's full-color catalogs feature approximately 5,000 items. These catalogs and other specialized catalogs, which are distributed periodically to businesses and individual customers, feature toll-free telephone ordering and typically offer free next business day delivery on orders over $50. In addition, the Company employs an outside commercial sales force to attract new customers as well as maintain existing customer relationships. The Company's expanded catalogs, commercial sales force and delivery centers enable larger businesses, municipalities and school systems to purchase from OfficeMax on much the same basis as they could from contract stationers and other traditional office product suppliers.

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

         Management has undertaken a number of initiatives that demonstrate its commitment to in-store customer service. For example, by centralizing most administrative functions at its corporate offices and customer contact centers, OfficeMax enables its in-store associates to focus primarily on customer service. In addition, the Company implemented ServiceMax, a training program that details customer service standards to be met by each store-level associate and assigns to each superstore one or more associates whose primary responsibility is to ensure that each customer receives prompt, courteous and knowledgeable service.

       OfficeMax.com is available 24 hours a day, 7 days-a-week, from anywhere with Internet access, enabling customers to shop at their convenience. The web site is designed for easy navigation by product category, vendor serial number, or customer's previous purchases. Furthermore, customers can track orders, check product availability and receive e-mail confirmation of orders placed. The Company provides its online customers 24 hours a day, 7 days-a-week customer service and support through dedicated personnel at the its customer contact centers located in Ohio and Texas. Customer service representatives communicate with customers via e-mail and toll-free telephone lines. In addition, OfficeMax.com customers can address their questions to the Company's store associates or delivery personnel and can return merchandise to any of the Company's retail stores. During fiscal year 2000, the Company converted its OfficeMax.com web site to a sophisticated enterprise platform which allows OfficeMax.com to conduct customized, one-to-one marketing with its online customers providing for a more personalized shopping experience.

MANAGEMENT INFORMATION SYSTEMS

         During fiscal year 2000, the Company completed the conversion to its new SAP Enterprise Resource Planning computer system. As OfficeMax has grown substantially and rapidly over the past 13 years, the legacy information systems necessary to support such growth had become outmoded. SAP is providing a flexible, consolidated, enterprise-wide system and the real-time information necessary to make informed and strategic business decisions and to react quickly to critical store-level information. The Company believes an integrated system will enable the Company to grow and operate the business more effectively.

         At its headquarters, the Company uses a platform of Unix-based parallel processors, which supports a wide variety of mission critical applications, ranging from merchandise replenishment to order fulfillment, electronic commerce and financial systems. With the availability and price performance advantage of larger Sun Microsystems Servers, as well as the implementation of SAP, the Company will continue to consolidate its systems and simplify systems management with fewer, larger systems. This technology also provides "scalability," the ability to support growth within the same platform.

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

          The Company utilizes an online advanced "frame-relay" network, which supports data communication between headquarters and its stores, delivery and customer contact centers. This technology is employed to centralize credit card and check authorization and validate transactions. In addition, the network enhances intra-Company communication and supports electronic maintenance of in-store technology. The Company also utilizes its own intranet, know as @Max(SM), which provides information on demand to all of the Company's Corporate and Field Management associates. The Company is currently developing a program to network its entire chain of superstores via the Internet. In addition to providing a medium through which the organization may internally communicate, the program also calls for the installation of in-store kiosks through which OfficeMax retail superstore customers can conveniently access OfficeMax.com's more than 20,000 office products and business services.

         The Company employs a variety of scalable and reliable software and hardware systems that provide transaction processing, administration, product searching, customer support, fulfillment and order tracking for OfficeMax.com. The transaction processing systems are integrated with the Company's order management, payment processing, distribution, accounting and financial systems. The Company's web site development efforts are focused on creating, enhancing and integrating proprietary software and services delivered through its web site.

         The Company's eCommerce systems are based on industry standard architectures. The backbone of the technology structure consists of Oracle database servers with Sun Microsystem's hardware. The Company's Internet systems are hosted at an Exodus Communications facility, which provides high-speed, redundant communications lines, emergency power backup and continuous systems monitoring. Load balancing systems and redundant servers have been put in place to provide for fault tolerance and fully redundant systems providing for no single point of failure in the event of outages or catastrophic events.

MERCHANDISING

         The Company's merchandising strategy focuses on offering an extensive selection of quality, name-brand and private-label office products at deep-discount prices. The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the periods presented:


-------------------------------------------------------------------------------------------------------------------
                                                                JANUARY 27,        JANUARY 22,         JANUARY 23,
FISCAL YEAR ENDED                                                   2001               2000                1999
-------------------------------------------------------------------------------------------------------------------

Office supplies, including print-for-pay services                      39.3%              38.1%               37.7%

Electronics and business machines                                      19.4               22.6                23.2

Office furniture                                                       12.6               12.8                12.6

Printers, software, peripherals and related consumable
      products such as printer cartridges and ribbons                  24.5               20.6                18.7

Desktop  and  laptop   personal   computers  and  computer
      monitors (Computer Business Segment)                              1.9                5.9                 7.8

Other                                                                   2.3                -                    -

                                                               ---------------    ---------------     ---------------
      Total Company                                                    100.0%             100.0%              100.0%
                                                               ===============    ===============     ===============

         The Company emphasizes a wide selection of name-brand office products, packaged and sold in multi-unit packages for the business customer and single units for the individual consumer. The Company also offers private-label products under the OfficeMax(R) label in order to provide customers additional savings on selected commodity products for which management believes national brand recognition is not a key determinant of customer satisfaction. These commodity items include various paper products such as computer and copy paper, legal pads and notebooks, envelopes and similar items. Despite lower selling prices, these items typically carry higher gross margins than comparable branded items and help build consumer recognition for the OfficeMax family of Max-brand products. The Company's merchandising staff regularly evaluates new name-brand and private-label merchandise opportunities to maximize gross margin and operating results and to provide customers with enhanced values. The Company also includes its toll-free telephone number on the packaging of certain commodity and private label goods to increase repeat sales as commodity goods are used and replenished.

         The Company, through its OfficeMax.com public Internet web site, offers customers an expanding array of integrated business services targeted to small business and home office customers. The Company is able to provide these services by developing alliances with numerous strategic partners.

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

         The Company does not maintain an inventory of computers, rather it provides a computer offering for customers through an alliance with Gateway. The Company is currently evaluating alternative options relating to this joint business relationship in light of the precipitous decline in personal computer sales and the seemingly longer term, negative outlook for personal computers. The Company anticipates that should the Gateway departments close, OfficeMax's operating results would not be materially adversely affected and an alternative computer manufacturer's brand could be substituted in some form.

         During the first quarter of fiscal year 2001, the Company completed expansion of its PowerMax distribution facility in Las Vegas. During fiscal years 1999 and 2000, the Company opened PowerMax distribution facilities in Pennsylvania and Alabama, respectively. The Company has two national customer contact centers and 19 delivery centers throughout the United States and Puerto Rico.

COMPETITION

         The office products industry, which includes national superstore chains, "e-tailers" and numerous other competitors, is highly competitive. Businesses in the office products industry compete on the basis of pricing, product selection, convenience, customer service and ancillary business offerings.

         As a result of the consolidation of the office products superstore industry, OfficeMax currently has only two direct superstore-type competitors, Staples(TM) and Office Depot(TM), which are similar to the Company in terms of store format, pricing strategy and product selection. OfficeMax's other competitors include traditional office product retailers, electronics superstore retailers, mass merchandisers, wholesale clubs, and direct mail operators in respect to limited product categories.

         The Company also competes with the eCommerce sites of its direct competitors as well as other e-tailers, such as Office.com, Onlineofficesupplies.com and Atyouroffice.com.

         Some of OfficeMax's competitors may have greater financial resources than the Company. There can be no assurance that increased competition will not have an adverse effect on the Company.

ASSOCIATES

         As of March 24, 2001, the Company had approximately 35,000 employees, including 20,000 full time and 15,000 part-time associates, 2,000 of whom were employed at its Corporate headquarters, divisional offices and customer contact centers and 33,000 of whom were employed at OfficeMax stores, delivery centers and distribution centers. None of the Company's associates is subject to a collective bargaining agreement. Management believes that it has good relations with its associates.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Listed below are the names, positions and ages of the executive officers of the Company as of March 24, 2001. Each executive officer will serve until his successor is elected by the Board of Directors or until his earlier resignation or removal.


             NAME                                  POSITION                           AGE
             ----                                  --------                           ---

Michael Feuer                     Chairman of the Board and                           56
                                  Chief Executive Officer

Gary J. Peterson                  President, Chief Operating Officer                  50

Jeffrey L. Rutherford             Senior Executive Vice President,                    40
                                  Chief Financial Officer

Edward L. Cornell                 Executive Vice President, Non-Retail                52
                                  Stores and International Development

Harold L. Mulet                   Executive Vice President,                           49
                                  Retail Sales and Store Productivity

Eugene O'Donnell                  Executive Vice President,                           54
                                  Merchandising and Marketing

Ross H. Pollock                   Executive Vice President, General                   45
                                  Counsel and Secretary

Ryan T. Vero                      Executive Vice President, eCommerce/Direct          31

         Mr. Feuer is the Company's co-founder, Chairman of the Board and Chief Executive Officer. He has served as a Director of the Company since its inception in April 1988. Prior to becoming Chairman in March 1995, Mr. Feuer served as President. From May 1970 through March 1988, Mr. Feuer was associated with Jo-Ann Stores, Inc. (formerly Fabri-Centers of America, Inc.), a publicly held, New York Stock Exchange-listed, national retail chain which then had over 600 stores. In his most recent capacity prior to his departure from Jo-Ann Stores, Mr. Feuer served as Senior Vice President and a member of that company's executive committee.

         Mr. Peterson has served as the President, Chief Operating Officer of the Company since March 2000. From July 1996 to February 2000, Mr. Peterson served as an executive officer and COO of Blockbuster Entertainment, the world's largest operator of video stores with over 4,000 stores. From August 1993 to July 1996, Mr. Peterson served as Chief Operating Officer of Southeast Frozen Foods L.P., a distributor to retail grocery stores. Mr. Peterson has also held various management positions with Wal-Mart Stores, Inc., Carter Hawley Hale Department Stores and Thrifty Drug Stores.

         Mr. Rutherford has been associated with the Company for four years currently serving as Senior Executive Vice President, Chief Financial Officer of the Company since November 1999. From March 1998 to November 1999, Mr. Rutherford served as Executive Vice President, Chief Financial Officer of the Company. From June 1997 to March 1998, Mr. Rutherford served as Senior Vice President, Chief Financial Officer of the Company. From February 1997 to June 1997, Mr. Rutherford served as Senior Vice President, Finance and Treasurer of the Company. From January 1984 to January 1997, Mr. Rutherford was associated with Arthur Andersen LLP, a large public accounting firm.

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

         Mr. Pollock has served as Executive Vice President, General Counsel and Secretary of the Company since March 2001. From March 1998 to March 2000, Mr. Pollock served as Senior Vice President, General Counsel and Secretary of the Company. From January 1997 to March 1998, Mr. Pollock served as Vice President, General Counsel and Secretary of the Company. From September 1988 to December 1996, Mr. Pollock practiced law with the law firm of Benesch, Friedlander, Coplan & Aronoff in its Cleveland, Ohio office.

         Mr. Vero has served as Executive Vice President, eCommerce/Direct of the Company since August 2000. From February 1999 to August 2000, Mr. Vero served as Vice President, eCommerce of the Company. From October 1996 to February 1999, Mr. Vero served as Divisional Vice President, OfficeMax Online and from January 1996 to October 1996, he served as Manager, OfficeMax Online.

ITEM 2.  PROPERTIES

         OfficeMax superstores are relatively immature. As of March 24, 2001, the Company's stores had been open an average of 5.1 years operating under the OfficeMax name and format. Management believes that the Company's young stores represent an opportunity for future sales growth as they proceed through the maturation cycle.

         The Company occupies almost all of its stores under long-term lease agreements. These leases generally have terms ranging from 10 to 25 years plus renewal options. Most of these leases require the Company to pay minimum rents, subject to periodic adjustments, plus other charges including utilities, real estate taxes, common area maintenance and, in limited cases, contingent rentals based on sales. Several of the Company's store leases are guaranteed by Kmart Corporation (Kmart). The Company and Kmart are parties to a Lease Guaranty, Reimbursement and Indemnification Agreement, pursuant to which Kmart has agreed to maintain existing guarantees and provide a limited number of additional guarantees, and the Company has agreed, among other things, to indemnify Kmart against liabilities incurred in connection with those guarantees.

         As of March 24, 2001, OfficeMax had 953 superstores in 49 states, Puerto Rico and the U.S. Virgin Islands. The following table details OfficeMax superstores by state and territory:

Alabama                  13                       Nebraska                    7
Alaska                    3                       Nevada                     12
Arkansas                  3                       New Hampshire               3
Arizona                  30                       New Jersey                 18
California               85                       New Mexico                  9
Colorado                 24                       New York                   42
Connecticut              10                       North Carolina             28
Delaware                  2                       North Dakota                3
Florida                  58                       Ohio                       53
Georgia                  32                       Oklahoma                    5
Hawaii                    4                       Oregon                     11
Idaho                     6                       Pennsylvania               34
Illinois                 52                       Rhode Island                3
Indiana                  19                       South Carolina             10
Iowa                     10                       South Dakota                3
Kansas                   12                       Tennessee                  27
Kentucky                  8                       Texas                      73
Louisiana                 8                       Utah                       14
Maine                     2                       Virginia                   22
Maryland                  3                       Washington                 22
Massachusetts            18                       West Virginia               6
Michigan                 44                       Wisconsin                  26
Minnesota                31                       Wyoming                     2
Mississippi               7                       Puerto Rico                 8
Missouri                 24                       U.S. Virgin Islands         1
Montana                   3

         The Company operates 19 delivery centers in 18 states and Puerto Rico, two national customer contact centers in Ohio and Texas and three PowerMax distribution facilities in Alabama, Nevada and Pennsylvania. The Company occupies all of these facilities under various long-term leases.

         The Company's corporate offices are located in three buildings in Cleveland, Ohio. The Company owns two of these facilities, one of which is subject to a mortgage secured loan. The Company leases the third facility. The Company believes that its facilities are adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         During the third quarter of fiscal year 2000, the Company, based on changes in circumstances and the advice of outside legal counsel, elected to settle its lawsuit with Ryder Integrated Logistics prior to trial. As a result of the settlement, the Company recorded a pre-tax charge of $19,465,000, which was included in cost of merchandise sold.

         On March 24, 2000, Charles Miller and Great Neck Capital Appreciation, L.P. initiated two separate, but virtually identical, purported class actions against the Company and its Directors. The cases, CHARLES MILLER V. MICHAEL FEUER, ET AL., Case No. 404791 and GREAT NECK CAPITAL APPRECIATION, L.P. V. MICHAEL FEUER, ET AL., Case No. 404792, both pending in the Court of Common Please for Cuyahoga County, Ohio, involve claims for interference with shareholders' franchise rights against the Company and its Directors and breach of fiduciary duty against the Directors in connection with the adoption of a shareholders' rights plan. On April 7, 2000, Crandon Capital Partners initiated a purported class action against the Company and its Directors. The case, CRANDON CAPITAL PARTNERS V. MICHAEL FEUER, ET AL., Case No. 405832, pending in the Court of Common Pleas for Cuyahoga County, Ohio, also involves claims for interference with shareholders' franchise rights against the Company and its Directors and breach of fiduciary duty against the Directors related to the adoption of a shareholders' rights plan. Plaintiffs seek injunctive relief as well as an unspecified amount of money damages. All of the cases were consolidated before Judge Christine McMonagle. On January 24, 2001, pursuant to a Joint Motion, the cases were stayed. The Company intends to vigorously contest these claims.

         BERNARD FIDEL, ET AL. VS. OFFICEMAX, INC. ET AL., Case No. 1:00CV2432, was filed on September 22, 2000, in the United States District Court for the Northern District of Ohio, Eastern Division. Subsequently, four related cases (Case Nos. 1:00CV2558, 1:00CV2562, 1:00CV2606, and 1:00CV2720) were also filed in the same court and were transferred to Judge Kathleen M. O'Malley. In the complaints, the plaintiffs assert securities claims against the Company and two of its officers, Michael Feuer and Jeffrey L. Rutherford, alleging misrepresentations and omissions concerning the Company's business and financial condition. The plaintiffs seek to represent a class of all persons who purchased Company stock and/or publicly traded options between March 2, 1999 and September 20, 1999, and seek to recover an unspecified amount of money damages on behalf of all putative class members. The Company intends to vigorously contest these claims.

         WALKER, ET AL. VS. OFFICEMAX, INC., Case No. 00CC04470, was filed on April 11, 2000 in the California Superior Court in the County of Orange. Plaintiffs allege that the Company has improperly failed to pay them, and other members of an alleged class, premium pay for overtime hours. The alleged class is comprised of persons employed in current and former in-store assistant manager classifications since 1996. Plaintiffs seek damages, restitution, penalties, interest and attorneys' fees. The Company is vigorously contesting these claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

         The high and low sales prices of the Company's Common Shares during each quarter of fiscal year 2000 and fiscal year 1999, as reported on the New York Stock Exchange Consolidated Transaction reporting system, are listed below:

Fiscal 1999                                        High                   Low
-----------                                        ----                   ---
1st  Quarter (ended April 24, 1999)             $10.813                 $ 7.563
2nd Quarter (ended July 24, 1999)                12.125                   9.000
3rd Quarter (ended October 23, 1999)             10.875                   4.500
4th Quarter (ended January 22, 2000)              7.375                   4.438


Fiscal 2000                                        High                    Low
-----------                                        ----                    ---
1st  Quarter (ended April 22, 2000)            $ 7.063                  $ 5.250
2nd Quarter (ended July 22, 2000)                5.938                    4.688
3rd Quarter (ended October 21, 2000)             5.188                    2.375
4th Quarter (ended January 27, 2001)             4.125                    1.563


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

         As of March 14, 2001, the Company had approximately 4,020 shareholders of record. On March 14, 2001, the closing price of the Company's Common Shares was $3.12.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data as of, and for the fiscal years ended, January 27, 2001, January 22, 2000, January 23, 1999, January 24, 1998 and January 25,
1997 is set forth below:

(Dollars in millions, except per share data)
---------------------------------------------- -------------   -------------   -------------   -------------   -------------
                                                   Fiscal          Fiscal          Fiscal          Fiscal          Fiscal
                                                  2000 (1)        1999 (3)        1998 (4)          1997            1996
---------------------------------------------- -------------   -------------   -------------   -------------   -------------

FINANCIAL DATA (2)

Sales                                           $   5,156.4      $   4,847.0      $   4,342.6     $   3,769.1     $   3,182.4
Cost of merchandise sold, including
    buying and occupancy costs                      3,905.0          3,653.8          3,284.6         2,895.0         2,489.0
Inventory markdown                                      8.2             77.4           --              --              --
Computer segment asset write-off                     --               --                 80.0          --              --
Gross profit                                        1,243.2          1,115.8            978.0           874.1           693.4
Store closing and asset impairment                    109.6           --               --              --              --
Operating income (loss)                              (193.6)            32.4             86.7           145.9           105.5
Net income (loss)                                    (133.2)            10.0             48.6            89.6            68.8
Earnings (loss) per common share:

     Basic                                            (1.20)            0.09             0.40            0.73           0.56
     Diluted                                          (1.20)            0.09             0.39            0.72           0.55

OTHER FINANCIAL AND OPERATING DATA
Percentage increase in sales                            6.4%            11.6%            15.2%           18.4%           25.0%
Comparable-store sales increase
    (decrease) (5)                                     (1.1%)           (0.4%)            0.4%            1.1%           11.0%
End of period superstores                               995              946              832             713            564

FINANCIAL POSITION

Working capital                                 $     403.4      $     469.1      $     501.1     $     561.5     $     473.4
Total assets                                        2,293.3          2,275.0          2,231.9         1,960.2         1,867.3
Total long-term debt, including capital
    lease obligations                                   1.8             16.4             17.7            19.0            20.0
Shareholders' equity                                  982.3          1,116.0          1,138.1         1,160.6         1,063.6

(1) In conjunction with closing 50 underperforming superstores, the Company recorded pre-tax charges of $109,578,000 for store closing and asset impairment (included in operating expense) and $8,244,000 for inventory liquidation (included in cost of merchandise sold). These charges reduced net income by $71,789,000, or $0.64 per diluted share. Also during fiscal year 2000, the Company recorded a $19,465,000 pre-tax charge for a litigation settlement (included in cost of merchandise sold). The litigation settlement charge reduced net income by $11,679,000, or $0.10 per diluted share.

(2) Fiscal year 2000 included 53 weeks. Fiscal years 1999, 1998, 1997 and 1996 included 52 weeks.

(3) In order to effect the acceleration of its supply-chain management initiative and the implementation of the Company's new warehouse management system, the Company decided to eliminate select current products on hand as part of its program of merchandise and vendor rationalization. In connection with this decision, the Company recorded a non-cash, pre-tax markdown charge of $77,372,000 during fiscal year 1999. The charge reduced net income by $49,518,000, or $0.43 per diluted share.

(4) In conjunction with its decision to realign the Computer Business Segment, the Company recorded a non-cash, pre-tax charge of $79,950,000 during fiscal year 1998. The charge reduced net income by $49,889,000, or $0.41 per diluted share.

(5) For fiscal year 2000, comparable-store sales excludes the impact of the phased-out Computer Business Segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONSOLIDATED OPERATIONS

      Consolidated sales in fiscal year 2000 increased 6.4% to $5,156,392,000 from $4,847,022,000 in fiscal year 1999. This followed an 11.6% increase in fiscal year 1999 from $4,342,554,000 in fiscal year 1998. The fiscal year 2000 increase in consolidated sales was primarily due to full year sales from the 115 superstores opened during fiscal year 1999, the additional partial year's sales from 54 superstores opened during fiscal 2000 and the 53rd week included in fiscal year 2000. Additionally, $116,269,000 of sales for the Company's joint venture in Mexico, OfficeMax de Mexico, were included in consolidated sales for fiscal year 2000 due to the Company's majority interest in the joint venture which was purchased as of the end of fiscal year 1999. Previously, the Company accounted for the joint venture under the equity method and, accordingly, did not consolidate OfficeMax de Mexico's sales. The effects of new store openings, the additional week in fiscal year 2000 and the consolidation of OfficeMax de Mexico were partially offset by the phase-out of the Computer Business Segment and by a 1.1% comparable-store sales decline experienced by the Company's Core and OfficeMax.com segments.

      During the second half of fiscal year 2000, comparable-store sales were negatively impacted by a difficult overall retail environment resulting from a precipitous slowdown in consumer spending. Consolidated comparable-store sales decreased 0.4% during fiscal year 1999, primarily due to a 21.9% decrease in the average selling prices of fax machines, printers and copiers and a 31.2% comparable-store sales decline experienced by the Company's Computer Business Segment. The comparable-store sales decrease experienced by the Computer Business Segment was primarily due to a 15.2% decline in average selling prices along with less aggressive promotions compared to fiscal year 1998. Consolidated comparable-store sales in fiscal year 1998 increased 0.4% from fiscal year 1997. The Company opened 120 new stores during fiscal year 1998.

      Cost of merchandise sold, including buying and occupancy costs, was 75.4% of sales in fiscal years 2000 and 1999 and 75.6% of sales in fiscal year 1998. These costs exclude a charge recorded during fiscal year 2000 related to a litigation settlement, the inventory markdown charges recorded during fiscal years 2000 and 1999 and the Computer Business Segment asset write-off recorded during fiscal year 1998. Correspondingly, gross profit, excluding the litigation settlement and the inventory markdown charges, was 24.6% of sales in fiscal years 2000 and 1999 and 24.4% of sales, excluding the Computer Business Segment asset write-off, in fiscal year 1998. During fiscal year 2000, gross profit was positively impacted by the phase-out of the Computer Business Segment and improved margins in the Company's OfficeMax.com Segment, however, these improvements were offset by lost leverage of certain fixed occupancy costs. The gross profit increase in fiscal year 1999 was primarily due to enhanced marketing of higher margin office supply items in the Company's Core Business Segment.

      During the third quarter of fiscal year 2000, the Company, based on changes in circumstances and the advice of outside legal counsel, elected to settle its lawsuit with Ryder Integrated Logistics prior to trial. As a result of the settlement, the Company recorded a pre-tax charge of $19,465,000, which was included in cost of merchandise sold. Also during fiscal year 2000, in conjunction with its decision to close 50 underperforming superstores, the Company recorded a pre-tax inventory markdown charge of $8,244,000 for inventory liquidation at the closing stores. During fiscal year 1999, in order to effect the acceleration of the Company's supply-chain management initiative, the Company decided to eliminate select current products on hand as part of its program of merchandise and vendor rationalization. As a result, the Company recorded a pre-tax inventory markdown charge of $77,372,000. During fiscal year 1998, the Company recorded a pre-tax charge of $79,950,000 that provided for the liquidation of existing, discontinued computer inventory and the impairment of prepaid expenses and other assets directly related to the Computer Business Segment. Including the charge for litigation settlement, the inventory markdown charges and the Computer Business Segment asset write-off, cost of merchandise sold, including buying and occupancy costs, was $3,913,197,000, or 75.9% of sales, $3,731,155,000, or 77.0% of sales, and $3,364,532,000, or 77.5% of sales, for fiscal years 2000, 1999 and 1998, respectively. Gross profit as a percentage of sales, including the charge for litigation settlement, the inventory markdown charges and the Computer Business Segment asset write-off was 24.1%, 23.0% and 22.5% for fiscal years 2000, 1999 and 1998, respectively.

      Store operating and selling expenses, which consist primarily of store payroll, operating and advertising expense, increased to 22.4% of sales in fiscal year 2000 from 19.3% of sales in fiscal year 1999 and 17.7% of sales in fiscal year 1998. The increase in fiscal year 2000 was primarily due to costs associated with the Company's operating improvement initiatives, including reduced vendor income from vendor support programs eliminated as part of the Company's program of merchandise and vendor rationalization. The increase in fiscal 1999 was primarily due to costs associated with the Company's decision to accelerate its supply-chain management initiative. These costs include reduced income from vendor support programs and increased costs related to the opening of the Company's PowerMax supply-chain distribution facility in Hazelton, Pennsylvania. The Company also made a deliberate decision to make an additional investment in payroll beginning in fiscal year 1999 in order to increase training for associates and improve customer service.

      Pre-opening expenses were $7,113,000, $10,974,000 and $11,851,000 in fiscal years 2000, 1999 and 1998, respectively, primarily reflecting 54, 115 and 120 new superstore openings and pre-opening expenses of approximately $1,000,000 in each of those three fiscal years to open the Company's PowerMax distribution facilities in Alabama, Pennsylvania and Nevada. Additionally, OfficeMax de Mexico's pre-opening expenses were $1,052,000 during fiscal year 2000. Pre-opening expenses, which consist primarily of store payroll, supplies and grand opening advertising, averaged approximately $90,000 per OfficeMax superstore during fiscal year 2000 and $85,000 per OfficeMax superstore during fiscal years 1999 and 1998. Pre-opening expenses increase when certain enhanced CopyMax or FurnitureMax features are included in a superstore. Pre-opening expenses for these enhanced features averaged approximately $30,000 per unit in the fiscal years presented.

      General and administrative expenses increased as a percentage of sales to 3.0% in fiscal year 2000 from 2.7% and 2.3% in fiscal years 1999 and 1998, respectively. The increases reflect the costs for consulting services supporting the Company's supply-chain management and operating improvement initiatives, continued investment in the Company's organizational structure and increased depreciation expense as a result of the Company's information technology initiatives. During fiscal year 2000, the Company completed the conversion to its new Enterprise Resource Planning computer system.

      Goodwill amortization was $9,863,000 in fiscal year 2000, $9,418,000 in fiscal year 1999 and $9,390,000 in fiscal year 1998. Goodwill is capitalized and amortized over 10 to 40 years using the straight-line method. The increase in amortization expense in fiscal year 2000 was due to increased goodwill resulting from the acquisition of a majority interest in OfficeMax de Mexico as of the end of fiscal year 1999.

      During fiscal year 2000, the Company announced that it had completed a review of its real estate portfolio and, as a result of that review, elected to close 50 underperforming superstores. In conjunction with the store closings, the Company recorded a pre-tax charge for store closing and asset impairment of $109,578,000 during the fourth quarter of fiscal year 2000. Major components of the charge included lease disposition costs of $89,815,000, asset impairment and disposition of $13,071,000 and other closing costs, including severance, of $6,692,000. During the first quarter of fiscal year 2001, 46 of the closing stores began the liquidation process and are expected to close during the second quarter of fiscal year 2001. The results of operations for the 46 closing stores were assumed by a third-party liquidator and, accordingly, will not be included in the Company's consolidated results of operations beginning January 28, 2001. The remaining stores are expected to begin the liquidation process by the end of fiscal year 2001.

      As a result of the foregoing factors, operating loss, excluding the charges for litigation settlement, inventory markdown and store closing and asset impairment, was $56,263,000 for fiscal year 2000, as compared to operating income of $109,758,000 for fiscal year 1999, excluding the inventory markdown. Operating income, excluding the Computer Business Segment asset write-off, was $166,642,000 for fiscal year 1998. Including all of the charges, operating results were a loss of $193,550,000 for fiscal year 2000, as compared to operating income of $32,386,000 and $86,692,000 for fiscal years 1999 and 1998, respectively.

      Interest expense was $16,493,000, $10,146,000 and $5,971,000 in fiscal years 2000, 1999 and 1998, respectively. The increase in interest expense during fiscal years 2000 and 1999 was primarily due to additional borrowings used to fund the Company's expansion plans, seasonal inventory requirements and stock repurchase program.

      Other expense (net) was $60,000 in fiscal year 2000, as compared to other income (net) of $59,000 and $290,000 in fiscal years 1999 and 1998, respectively. Other income and expense (net) consists primarily of amounts related to the Company's joint venture partnerships.

      The Company recognized income tax benefit of $79,076,000 for fiscal year 2000, as compared to income tax expense of $12,258,000 in fiscal year 1999 and $32,391,000 in fiscal year 1998 with effective tax rates of 37.6%, 55.0% and 40.0%, respectively. The effective tax rates for all three years were different from the statutory income tax rate as a result of tax exempt interest, state and local income taxes, and non-deductible goodwill amortization expense.

      As a result of the foregoing factors, net loss for fiscal year 2000, excluding the charges for litigation settlement, inventory markdown and store closing and asset impairment was $49,698,000. The charges for litigation settlement, inventory markdown and store closing and asset impairment reduced net income by $11,679,000, $4,946,000 and $66,843,000, respectively. Net income for fiscal year 1999, excluding the inventory markdown charge for item rationalization was $59,559,000. The inventory markdown charge recorded during fiscal year 1999 reduced net income by $49,518,000. Net income for fiscal year 1998, excluding the Computer Business Segment asset write-off was $98,509,000. The Computer Business Segment asset write-off recorded in fiscal year 1998 reduced net income by $49,889,000.

BUSINESS SEGMENTS

  Core Business Segment

      Sales for the Core Business Segment, which primarily consists of office supplies, furniture, business machines, peripherals and CopyMax printing services, increased 9.2% to $4,939,030,000 in fiscal year 2000 from $4,522,579,000 in fiscal year 1999. The increase in fiscal year 2000 was primarily due to new store openings, the additional week included in fiscal year 2000 and the consolidation of OfficeMax de Mexico. The increase was partially offset by a comparable-store sales decrease of 2.7% for the Core Business Segment in fiscal year 2000, primarily as a result of the precipitous slowdown in consumer spending during the second half of the fiscal year. Sales for this business segment increased 13.1% in fiscal year 1999 from $3,999,235,000 in fiscal year 1998. The increase in fiscal year 1999 was due to new store openings and a comparable-store sales increase of 1.3%. Declines in average selling prices for fax machines, printers and copiers reduced the Core Business Segment's comparable-store sales increase by 2.1% in fiscal year 1999.

      Cost of merchandise sold, including buying and occupancy costs and excluding the litigation settlement charge recorded during fiscal year 2000 and the inventory markdown charges recorded in fiscal years 2000 and 1999, was 74.9% of sales in fiscal year 2000, as compared to 73.8% of sales in both fiscal years 1999 and 1998. Gross profit for the Core Business Segment, excluding the litigation settlement and the inventory markdown charges, was $1,240,388,000, or 25.1% of sales, in fiscal year 2000, $1,184,117,000, or 26.2% of sales, in fiscal year 1999 and $1,046,943,000, or 26.2% of sales, in fiscal year 1998. Gross profit as a percentage of sales decreased in fiscal year 2000 due to lost leverage of certain fixed occupancy costs as a result of a comparable-store sales decrease. Gross profit including the litigation settlement recorded during fiscal year 2000 and the inventory markdown charges recorded in fiscal year 2000 and 1999 was $1,212,679,000, or 24.6% of sales, in fiscal year 2000 and $1,106,745,000, or 24.5% of sales, in fiscal year 1999. Gross profit was $1,046,943,000, or 26.2% of sales, in fiscal year 1998.

      During fiscal year 2000, the Company announced that it had completed a review of its real estate portfolio and, as a result of that review, elected to close 50 underperforming superstores. In conjunction with the store closings, the Company recorded a pre-tax charge for store closing and asset impairment of $109,578,000 during the fourth quarter of fiscal year 2000. Major components of the charge included lease disposition costs of $89,815,000, asset impairment and disposition of $13,071,000 and other closing costs, including severance of $6,692,000.

      Operating results for the Core Business Segment were a loss of $2,231,000 in fiscal year 2000, as compared to income of $154,361,000 in fiscal year 1999. These results exclude the inventory markdown charges recorded in fiscal years 2000 and 1999 and the charges for litigation settlement and store closing and asset impairment recorded in fiscal year 2000. Operating income for the Core Business Segment was $183,456,000 in fiscal year 1998. The decrease in operating income in fiscal year 2000 was primarily due to lost leverage of certain fixed occupancy costs included in cost of merchandise sold and increased store operating and selling expenses as a result of costs associated with the Company's operating improvement initiatives.

The decrease in fiscal year 1999 operating income was primarily due to costs associated with the Company's decision to accelerate its supply-chain management initiative. Operating results for the Core Business Segment, including all of the charges, was a loss of $139,518,000 in fiscal year 2000 and income of $76,989,000 in fiscal year 1999.

      Net loss for the Core Business Segment, excluding the charges for litigation settlement, inventory markdown and store closing and asset impairment, was $15,229,000 in fiscal year 2000, as compared to net income of $88,782,000, excluding the inventory markdown charge, in fiscal year 1999 and $111,684,000 in fiscal year 1998. Including all of the charges, the net loss for the Core Business Segment was $98,697,000 in fiscal year 2000, as compared to net income of $39,264,000 in fiscal year 1999.

      Prior to fiscal year 1999, the OfficeMax.com Segment was reported in the Core Business Segment. All prior year Core Business Segment amounts have been restated to reflect the separate presentation of the OfficeMax.com Segment.

  OfficeMax.com Segment

      Sales for the OfficeMax.com Segment increased 192% to $118,080,000 in fiscal year 2000 from $40,430,000 in fiscal year 1999. The increase in fiscal year 2000 followed another increase of 532% in fiscal 1999 from $6,397,000 in fiscal year 1998. The sales increases for this segment are due primarily to the Company's aggressive marketing program aimed at capturing a larger share of the online business market, new online partnerships launched during the years presented, an overall national increase in online business-to-business commerce and an increase in repeat-customer purchases along with an additional week of sales in fiscal year 2000. This segment's marketing program included a multi-media marketing campaign that began in the fourth quarter of fiscal year 1999.

      Cost of merchandise sold including buying costs for the OfficeMax.com Segment was $84,451,000, or 71.5% of sales, in fiscal year 2000, $30,270,000, or
74.9% of sales, in fiscal year 1999 and $4,700,000, or 73.5% of sales, in fiscal year 1998. The improvement in cost of merchandise sold as a percentage of sales in fiscal year 2000 was due primarily to a more disciplined pricing strategy and additional higher margin revenue related to business services and advertising. The increase in cost of merchandise sold as a percentage of sales in fiscal year 1999 was due primarily to a shift in sales mix towards lower margin paper products.

      Operating results for the OfficeMax.com Segment was a loss of $38,293,000 in fiscal year 2000, $6,239,000 in fiscal year 1999 and $293,000 in fiscal year 1998. The net operating losses in the fiscal years presented were primarily due to the segment's aggressive advertising and marketing program focused on customer acquisition in the small business market space and establishing the OfficeMax.com brand with its target small business customer.

      Net loss for the OfficeMax.com Segment was $24,901,000 in fiscal year 2000, $3,906,000 in fiscal year 1999 and $188,000 in fiscal year 1998.

   Computer Business Segment

      During the first quarter of fiscal 2000, the Company entered into a strategic alliance with Gateway Companies Inc., ("Gateway") providing for Gateway to operate a licensed "store-within-a-store" computer department inside all OfficeMax superstores in the United States. The departments offer products consistent with the Company's previous Computer Business Segment, including computers, monitors and related products and services. Accordingly, the Company completed its phase-out of its Computer Business Segment as of July 23, 2000. The Gateway store-within-a-store rollout began in March 2000 and was originally expected to be complete by the end of the first quarter of fiscal year 2001. Currently, approximately half of the Company's superstores have full-sized, staffed Gateway computer departments and the remaining superstores feature an on-line kiosk, which enables customers to browse and purchase electronically. The Company is currently evaluating alternative options relating to this joint business relationship in light of the precipitous decline in personal computer sales and the seemingly longer term, negative outlook for personal computers. The Company anticipates that should the Gateway departments close, OfficeMax's operating results would not be materially adversely affected and an alternative computer manufacturer's brand could be substituted in some form.

      The fiscal year 2000 results of operations for Computer Business Segment represent the phase-out of this segment as of July 23, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations used $13,930,000 of cash during fiscal year 2000 and provided $267,946,000 of cash during fiscal year 1999. In addition to the net loss, a decrease in the leverage of accounts payable to inventory contributed to the cash usage in fiscal year 2000. Inventory decreased $114,755,000 during fiscal year 2000 despite adding inventory for new superstores and a mega PowerMax distribution facility in Alabama opened during the year. Further, same-store inventory levels decreased nearly 22% in fiscal year 2000 primarily due to the Company's supply-chain management initiatives. Accounts payable leverage decreased to 50.7% as of January 27, 2001 from 55.1% as of January 22, 2000. Net cash provided by operations was $31,011,000 in fiscal year 1998.

      Net cash used for investing activities, primarily capital expenditures for new and remodeled superstores and information technology initiatives, was $141,134,000 in fiscal year 2000, as compared to $111,744,000 in fiscal year 1999 and $125,063,000 in fiscal year 1998. Capital expenditures were $134,812,000, $117,154,000 and $120,760,000 in fiscal years 2000, 1999 and 1998, respectively.

      Net cash provided by financing was $209,880,000 in fiscal year 2000. Fiscal year 2000 financing activities primarily represented borrowings under the Company's revolving credit facility, the issuance of $50,000,000 of redeemable preferred shares and an increase in overdraft balances. Net cash used by financing activities was $150,597,000 in fiscal year 1999. Fiscal year 1999 financing activities primarily represented a decrease in outstanding borrowings under the Company's revolving credit facilities, a decrease in overdraft balances and the payment of $34,841,000 for treasury stock purchases. Additionally, the Company made advanced payments for leased facilities of $21,237,000 during fiscal year 1999. The majority of these advanced payments were reimbursed in fiscal year 2000. Net cash provided by financing was $94,733,000 during fiscal year 1998. Fiscal year 1998 financing activities primarily represented borrowings under the Company's revolving credit facilities partially offset by the payment of $77,499,000 for treasury stock purchases.

      In fiscal 2001, the Company plans to open less than 25 new OfficeMax superstores in the United States. Management estimates that the Company's cash requirements for opening a superstore, exclusive of pre-opening expenses, will be approximately $1,000,000, including approximately $425,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $550,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $90,000 for an OfficeMax superstore. The Company plans, as soon as practicable, to reduce the size of its new superstores by approximately 15% to approximately 20,000 square-feet.

      On August 13, 1998, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its common shares on the open market. At the end of fiscal year 1999, the Company had purchased a total of 12,702,100 shares at a cost of $113,619,000. The Company did not repurchase any common shares during fiscal year 2000. Treasury stock purchases to-date included systematic purchases of shares to cover potential dilution from the future issuance of shares under the Company's equity-based incentive plans.

      During the third quarter of fiscal year 2000, the Company, based on changes in circumstances and the advice of outside legal counsel, elected to settle its lawsuit with Ryder Integrated Logistics prior to trial. As a result of the settlement, the Company recorded a pre-tax charge of $19,465,000, which was included in cost of merchandise sold. The charge reduced fiscal year 2000 net income by $11,679,000, or $0.10 per diluted share.

      There are various claims, lawsuits and pending actions against the Company incident to the Company's operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company's liquidity, financial position or results of operations.

      The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings to be sufficient to finance its operations and capital requirements, including its expansion strategy. During the fourth quarter of fiscal year 2000, the Company entered into a new three-year revolving credit facility that provides for borrowings of up to $700,000,000. Borrowings of $220,000,000 were outstanding under the revolving credit facility at a weighted average interest rate of 8.61% as of January 27, 2001, as well as $107,432,000 of standby letters of credit that are considered outstanding amounts under the revolving credit facility. The Company pays a quarterly usage fee of between 1.62% and 1.87% per annum on the outstanding standby letters of credit. Also during the fourth quarter of fiscal year 2000, the Company obtained a commitment from a financial institution for an additional $50,000,000 in letters of credit to be used for the Company's merchandise import program. As of January 27, 2001, $14,893,000 of these additional letters of credit were outstanding.

      During the second quarter of fiscal year 2000, the Company repaid the outstanding balance of its mortgage loan in the amount of $16,100,000. The mortgage loan was secured by the Company's international corporate headquarters and had an original maturity of January 2007.

      During the second quarter of fiscal year 2000, in connection with the strategic alliance, Gateway invested $50,000,000 in two newly created series of redeemable preferred shares of the Company. The redeemable preferred shares are described in greater detail in Note 15 of Notes to Consolidated Financial Statements.

      During the fourth quarter of fiscal year 2000, the Company assumed an 11-year, $1,800,000 mortgage loan secured by real estate previously leased by the Company. The mortgage loan bears interest at a rate of 5.0% per annum. Maturities of long-term borrowings will be approximately $213,000 for each of the next five years.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      During July 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF Issue 00-14, "Accounting for Certain Sales Incentives," ("Issue 00-14") which addresses the timing of recognition for certain sales incentives and requires that these sales incentives be recognized as a reduction of sales. The Company adopted Issue 00-14 during the first quarter of fiscal year 2001. Prior to adoption, the Company recognized sales incentives in store operating and selling expenses. Adoption of Issue 00-14 did not have a significant effect on earnings or the financial position of the Company.

      During June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") which, as amended, is required to be adopted in fiscal years beginning after June 15, 2000. The Company adopted FAS 133 during the first quarter of fiscal year 2001. Adoption of the new Statement did not have a significant effect on earnings or the financial position of the Company.

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

      The Company is exposed to foreign currency exchange risk through its joint venture partnerships in Brazil and Mexico. The Company has not entered into any derivative financial instruments to hedge this exposure, and believes its potential exposure is not material to the Company's financial position or the results of its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements on page F-1. Supplementary quarterly financial information for the Company is included in
Note 14 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 regarding Directors will be contained under the caption "Election of Directors" in the Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year which information under such caption is incorporated herein by reference.

         The information required by this Item 10 regarding executive officers is contanined under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 will be contained under the captions "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year which information under such captions is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 will be contained under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year which information under such captions is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 will be contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year which information under such caption is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

         See Index to Consolidated Financial Statements on page F-1.

(a)(2) Financial Statement Schedules:

         None

(a)(3) Exhibits:

         See Exhibit Index on pages 27 and 28 of this report.

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OFFICEMAX, INC.


DATE:  April 2, 2001                          By:  /s/ Michael Feuer
                                                 -------------------
                                                  Michael Feuer, Chairman
                                                  and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Michael Feuer               Chairman and Chief                      April 2, 2001
--------------------             Executive Officer and Director
Michael Feuer                    (Principal Executive Officer)



 /s/ Jeffrey L. Rutherford       Senior Executive Vice President,        April 2, 2001
---------------------------      Chief Financial Officer (Principal
Jeffrey L. Rutherford            Financial and Accounting Officer)


/s/ Raymond L. Bank              Director                                April 2, 2001
--------------------
Raymond L. Bank

 /s/ Burnett W. Donoho           Director                                April 2, 2001
-----------------------
Burnett W. Donoho

/s/ Philip D. Fishbach           Director                                April 2, 2001
----------------------
Philip D. Fishbach

 /s/ Carl D. Glickman            Director                                April 2, 2001
-----------------------
Carl D. Glickman

/s/ James F. McCann              Director                                April 2, 2001
-------------------
James F. McCann

/s/ Sydell L. Miller             Director                                April 2, 2001
--------------------
Sydell L. Miller

                                 Director                                April __, 2001
----------------------
Jerry Sue Thornton

                                 Director                                April __, 2001
--------------------
Ivan J. Winfield





                                  EXHIBIT INDEX

                                                                                                       Incorporation
Exhibit No.           Description of Exhibit                                                           by Reference
-----------           ----------------------                                                           ------------

       3.1           Second Amended and Restated Articles of Incorporation of the Company, as amended.            (6)

       3.2           Code of Regulations of the Company.                                                          (3)

       4.1           Specimen Certificate for the Common Shares.                                                  (1)

       4.2           Rights  Agreement  Dated as of March 17, 2000 between the Company and First Chicago Trust    (7)
                     Company of New York, as Rights Agent.

       10.1          Loan and Security Agreement dated as of November 30, 2000, by and among Fleet Retail
                     Finance,  Inc., as administrative  agent, Fleet National Bank, as issuer, Chase Business
                     Credit Corp. and The Chase Manhattan Bank, as co-agents, GMAC Business  Credit, LLC and
                     GMAC Commercial Credit,  LLC, as documentation agents, The CIT  Group/Business Credit,
                     Inc., as syndication agent, Fleet Securities, Inc., as arranger, and the Company, as lead borrower for OfficeMax, Inc., BizMart, Inc., BizMart (Texas), Inc. and OfficeMax
                     Corp., as borrowers (filed herewith).

       10.2          Mortgage Loan Agreement dated November 6, 1996 by and between the Company and KeyBank        (4)
                     National Association.

       10.3          Amended and Restated Employment Agreement dated as of January 2, 2000 by and between         (6)
                     Michael Feuer and the Company.

      * 10.4         OfficeMax Employee Share Purchase Plan.                                                      (1)

      * 10.5         OfficeMax Management Share Purchase Plan.                                                    (1)

      * 10.6         OfficeMax Director Share Plan.                                                               (1)

      * 10.7         OfficeMax Amended and Restated Equity-Based Award Plan (filed herewith).

      * 10.8         OfficeMax Annual Incentive Bonus Plan.                                                       (5)

       10.9          Lease Guaranty, Indemnification and Reimbursement Agreement dated November 9, 1994           (2)
                     between the Company and Kmart Corporation.

      10.10          Forms of Severance Agreements.                                                               (6)

      10.11          Schedule of certain executive officers who are parties to the Severance Agreements in the forms referred to in Exhibit 10.10 (filed herewith).

       21.1          List of Subsidiaries.                                                                        (6)

       23.1          Consent of Independent Accountants (filed herewith).

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

(6) Included as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 22, 2000, and incorporated herein by reference.

(7) Included as an exhibit to the Company's Form 8-A filed on March 20, 2000, and incorporated herein by reference.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                               OFFICEMAX, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             Page
                                                                                                             ----

      Report of Management                                                                                  F - 2

      Report of Independent Accountants                                                                     F - 2

      Consolidated  Statements  of Income - Fiscal years ended  January 27,  2001,  January 22,             F - 3
               2000 and January 23, 1999

      Consolidated Balance Sheets - January 27, 2001 and January 22, 2000                                   F - 4

      Consolidated  Statements of Cash Flows - Fiscal years ended January 27, 2001, January 22,             F - 5
               2000 and January 23, 1999

      Consolidated  Statements of Changes in Shareholders'  Equity - Fiscal years ended January             F - 6
               27, 2001, January 22, 2000 and January 23, 1999

      Notes to Consolidated Financial Statements                                                            F - 7

                              REPORT OF MANAGEMENT

         Responsibility for the integrity and objectivity of the financial information presented in this annual report rests with OfficeMax management. The financial statements of OfficeMax, Inc. and its subsidiaries were prepared in conformity with accounting principles generally accepted in the United States of America, applying certain estimates and judgements as required.

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

         PricewaterhouseCoopers LLP, independent accountants, examined the financial statements and their report is included in this annual report. Their opinion is based on an examination which provides an independent, objective review of the way OfficeMax fulfills its responsibility to publish statements which present fairly its financial position and operating results. They obtain and maintain an understanding of the Company's accounting and reporting controls, test transactions and perform related auditing procedures as they consider necessary to arrive at an opinion on the fairness of the financial statements. While the independent accountants make extensive reviews of procedures, it is neither practicable nor necessary for them to test a large portion of the daily transactions.

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

/s/Michael Feuer                       /s/Jeffrey L. Rutherford
   -------------                          ---------------------
  Michael Feuer                          Jeffrey L. Rutherford
  Chairman of the Board &                Senior Executive Vice President, Chief
  Chief Executive Officer                Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of OfficeMax, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of OfficeMax, Inc. and its subsidiaries at January 27, 2001 and January 22, 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 27, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
    --------------------------
PRICEWATERHOUSECOOPERS LLP
Cleveland, Ohio
March 6, 2001

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

------------------------------------------------------------------------------------------------------------------------------
                                                                    January 27,          January 22,          January 23,
Fiscal Year Ended                                                      2001                 2000                 1999
------------------------------------------------------------------------------------------------------------------------------

Sales                                                            $   5,156,392          $   4,847,022          $   4,342,554
Cost of merchandise sold, including buying and
     occupancy costs                                                 3,904,953              3,653,783              3,284,582
Inventory markdown                                                       8,244                 77,372                   --
Computer segment asset write-off                                          --                     --                   79,950
                                                                 -----------------------------------------------------------
                                                                     3,913,197              3,731,155              3,364,532

Gross profit                                                         1,243,195              1,115,867                978,022

Store operating and selling expenses                                 1,153,918                934,381                770,708
Pre-opening expenses                                                     7,113                 10,974                 11,851
General and administrative expenses                                    156,273                128,708                 99,381
Goodwill amortization                                                    9,863                  9,418                  9,390
Store closing and asset impairment                                     109,578                   --                     --
                                                                 -----------------------------------------------------------
Total operating expenses                                             1,436,745              1,083,481                891,330
                                                                 -----------------------------------------------------------

Operating income (loss)                                               (193,550)                32,386                 86,692

Interest expense, net                                                  (16,493)               (10,146)                (5,971)
Other income (expense), net                                                (60)                    59                    290
                                                                 -----------------------------------------------------------
Income (loss) before income taxes                                     (210,103)                22,299                 81,011
Income tax expense (benefit)                                           (79,076)                12,258                 32,391
Minority interest                                                       (2,139)                  --                     --
                                                                 -----------------------------------------------------------
Net income (loss)                                                $    (133,166)         $      10,041          $      48,620
                                                                 ===========================================================
Earnings (loss) per common share:
   Basic                                                         $       (1.20)         $        0.09          $        0.40
                                                                 ===========================================================
   Diluted                                                       $       (1.20)         $        0.09          $        0.39
                                                                 ===========================================================
Weighted average number of common shares
     outstanding:
   Basic                                                           112,738,000            113,578,000            122,240,000
                                                                 ===========================================================
   Diluted                                                         112,738,000            114,248,000            123,751,000
                                                                 ===========================================================

See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

-------------------------------------------------------------------------------------------------------------
                                                                    January 27,           January 22,
                                                                        2001                   2000
-------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
      Cash and equivalents                                          $   127,337              $    73,087
      Accounts receivable, net of allowances
          of $2,766 and $687, respectively                              105,666                  111,734
      Merchandise inventories                                         1,159,089                1,273,844
      Other current assets                                              110,821                   72,910
                                                                    -----------              -----------
            Total current assets                                      1,502,913                1,531,575

Property and Equipment:
      Buildings and land                                                 36,180                   19,292
      Leasehold improvements                                            196,088                  188,900
      Furniture, fixtures and equipment                                 599,813                  505,345
                                                                    -----------              -----------
      Total property and equipment                                      832,081                  713,537

      Less: Accumulated depreciation and amortization                  (397,757)                (311,069)
                                                                    -----------              -----------
            Property and equipment, net                                 434,324                  402,468
Other assets and deferred charges                                        55,680                   34,333
Goodwill, net of accumulated amortization
    of $79,902 and $70,039, respectively                                300,350                  310,168
                                                                    -----------              -----------
                                                                    $ 2,293,267              $ 2,278,544
                                                                    ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable - trade                                      $   587,618              $   702,416
      Accrued expenses and other liabilities                            179,034                  143,660
      Accrued salaries and related expenses                              45,197                   50,313
      Taxes other than income taxes                                      67,564                   72,966
      Revolving credit facilities                                       220,000                   91,800
      Mortgage loan, current portion                                        116                    1,300
                                                                    -----------              -----------
            Total current liabilities                                 1,099,529                1,062,455
Mortgage loan                                                             1,663                   15,125
Other long-term liabilities                                             141,245                   70,895
                                                                    -----------              -----------
            Total liabilities                                         1,242,437                1,148,475
                                                                    -----------              -----------

Commitments and contingencies                                              --                       --
Minority interest                                                        16,211                   14,072
Redeemable preferred shares                                              52,319                     --
Shareholders' Equity:
      Common stock without par value;
          200,000,000 shares authorized;
          124,969,255 and 124,985,364 shares
          issued and outstanding, respectively                          865,319                  867,866
      Deferred stock compensation                                          (321)                    (304)
      Cumulative translation adjustment                                    (417)                    --
      Retained earnings                                                 223,415                  358,900
      Less: Treasury stock, at cost                                    (105,696)                (110,465)
                                                                    -----------              -----------
            Total shareholders' equity                                  982,300                1,115,997
                                                                    -----------              -----------
                                                                    $ 2,293,267              $ 2,278,544
                                                                    ===========              ===========

See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                    January 27,          January 22,        January 23,
Fiscal Year Ended                                                      2001                 2000               1999
-------------------------------------------------------------------------------------------------------------------------

OPERATIONS
Net income (loss)                                                     $(133,166)         $  10,041          $  48,620
Adjustments to reconcile net income (loss) to net
      cash from operating activities:
    Store closing and asset impairment                                   11,905               --                 --
    Depreciation and amortization                                       101,526             89,064             73,863
    Deferred income taxes                                               (55,401)            15,023            (16,235)
    Other - net                                                             389              1,825                 79
Changes in current assets and current liabilities,
      excluding the effects of acquisitions:

    Decrease (increase) in inventories                                  114,755               (838)          (168,533)
    (Decrease) increase in accounts payable                            (141,213)           101,329            106,689
    Decrease (increase) in accounts receivable                            6,895             31,281            (49,350)
    Increase in accrued liabilities                                       2,082             33,395             21,799
    Store closing reserve                                                97,673               --                 --
    Other - net                                                         (19,375)           (13,174)            14,079
                                                                      ---------------------------------------------------

         Net cash (used for) provided by operations                     (13,930)           267,946             31,011
                                                                      ---------------------------------------------------

INVESTING

    Capital expenditures                                               (134,812)          (117,154)          (120,760)
    Consolidation of majority interest in
      OfficeMax de Mexico                                                  --                5,384               --
    Other - net                                                          (6,322)                26             (4,303)
                                                                      ---------------------------------------------------

         Net cash used for investing                                   (141,134)          (111,744)          (125,063)
                                                                      ---------------------------------------------------

FINANCING
    Increase (decrease) in revolving credit facilities                  128,200            (52,900)           144,700
    Payments of mortgage principal, net                                 (14,646)            (1,300)            (1,300)
    Increase (decrease) in overdraft balances                            25,792            (43,018)            22,502
    Purchase of treasury stock                                             --              (34,841)           (77,499)
    Decrease (increase) in advanced payments for
      leased facilities                                                  19,672            (21,237)              --
    Proceeds from issuance of common stock, net                           2,220              2,699              6,330
    Proceeds from issuance of preferred stock, net                       50,000               --                 --
    Other - net                                                          (1,358)              --                 --
                                                                      ---------------------------------------------------
        Net cash provided by (used for) financing                       209,880           (150,597)            94,733
                                                                      ---------------------------------------------------

Effect of exchange rate changes on cash and
   cash equivalents                                                        (566)              --                 --

Net increase in cash and equivalents                                     54,250              5,605                681
Cash and equivalents, beginning of period                                73,087             67,482             66,801
                                                                      ---------------------------------------------------

Cash and equivalents, end of period                                   $ 127,337          $  73,087          $  67,482
                                                                      ===================================================

  See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Cumulative
                                               Common      Deferred Stock  Translation      Retained       Treasury
                                                Stock       Compensation    Adjustment      Earnings         Stock         Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 24, 1998                 $   861,991    $      (306)   $      --      $   300,239    $    (1,279)   $ 1,160,645

Comprehensive Income:
     Net income                                    --             --             --           48,620           --           48,620
                                                                                                                       -----------
        Total comprehensive income                                                                                          48,620
Shares issued under director plan                   175           (141)          --             --             --               34
Exercise of stock options
      (including tax benefit)                     4,550           --             --             --             --            4,550
Sale of shares under management
   share purchase plan
   (including tax benefit)                          652           (113)          --             --             --              539
Sale of shares under employee share
   purchase plan (including tax
   benefit)                                         953           --             --             --             --              953
Amortization of deferred compensation              --              300           --             --             --              300
Treasury stock purchased
   (8,135,000 shares)                              --             --             --             --          (77,499)       (77,499)
                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE AT JANUARY 23, 1999                     868,321           (260)          --          348,859        (78,778)     1,138,142
Comprehensive Income:
     Net income                                    --             --             --           10,041           --           10,041
                                                                                                                       -----------
        Total comprehensive income                                                                                          10,041

Shares issued under director plan                  (226)          (150)          --             --              403             27
Exercise of stock options
      (including tax benefit)                       122           --             --             --              593            715
Sale of shares under management
   share purchase plan
   (including tax benefit)                          125           (153)          --             --              751            723
Sale of shares under employee share
   purchase plan (including tax
   benefit)                                        (476)          --             --             --            1,407            931
Amortization of deferred compensation              --              259           --             --             --              259
Treasury stock purchased
   (4,467,100 shares)                              --             --             --             --          (34,841)       (34,841)
                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE AT JANUARY 22, 2000                     867,866           (304)          --          358,900       (110,465)     1,115,997
Comprehensive Income:
     Net loss                                      --             --             --         (133,166)          --         (133,166)
     Cumulative translation
     adjustment                                    --             --             (417)          --             --             (417)
                                                                                                                       -----------
        Total comprehensive income                                                                                        (133,583)

Shares issued under director plan                  (502)          (220)          --             --              751             29
Exercise of stock options
      (including tax benefit)                      (466)          --             --             --            1,009            543
Sale of shares under management
   share purchase plan
   (including  tax benefit)                        (168)           (70)          --             --              668            430
Sale of shares under employee share
   purchase plan (including tax
   benefit)                                      (1,411)          --             --             --            2,341            930
Amortization of deferred compensation              --              273           --             --             --              273
Preferred Stock Accretion                          --             --             --           (2,319)          --           (2,319)

                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE AT JANUARY 27, 2001                 $   865,319    $      (321)   $      (417)   $   223,415    $  (105,696)   $   982,300
                                            ===========    ===========    ===========    ===========    ===========    ===========


See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         OfficeMax, Inc. ("OfficeMax" or the "Company") operates a chain of high-volume, deep-discount office products superstores. At January 27, 2001, the Company owned and operated 995 superstores in 49 states, Puerto Rico and the U.S. Virgin Islands. In addition to offering office products, business machines and related items, OfficeMax superstores also feature CopyMax and FurnitureMax, in-store modules devoted exclusively to print-for-pay services and office furniture. Additionally, the Company operates two national call centers and 19 delivery centers located throughout the United States to serve its catalog and direct marketing business, including OfficeMax.com. OfficeMax.com offers, via the Internet, over 20,000 items and certain business services targeted to small business and home office customers. Through joint venture partnerships OfficeMax operates stores internationally in Mexico and Brazil.

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

         As of January 27, 2001, the Company had two reportable business segments: the Core Business Segment and the OfficeMax.com Segment. The operations of the Company's retail stores, call centers and outside sales force are included in the Core Business Segment. The OfficeMax.com Segment represents the operations of the Company's Internet site. Prior to July 23, 2000, the Company also operated a Computer Business Segment, which included desktop and laptop personal computers sold via the Company's retail stores and its catalog and direct marketing operations. The Company elected to phase-out operations of the Computer Business Segment in conjunction with a strategic alliance with a third-party computer provider.

         The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal year 2000 ended on January 27, 2001 and included 53 weeks. Fiscal years 1999 and 1998 ended on January 22, 2000 and January 23, 1999, respectively, and included 52 weeks.

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

INVENTORIES

         Inventories are valued at the lower of average cost or market.

ADVERTISING

          Advertising costs are either expensed or capitalized and amortized in proportion to related revenues. The total amount capitalized in accordance with the provisions of Statement of Position 93-7 issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants was $3,400,000 and $7,566,000 at January 27, 2001 and January 22, 2000,
respectively. These amounts relate to the Company's catalog and other direct response advertising and are amortized over the six month period during which the merchandise contents and pricing are valid. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of certain advertising costs. Advertising expense, net of vendor reimbursements, was $172,566,000, $123,250,000 and $88,769,000 for
fiscal years 2000, 1999 and 1998, respectively.

INCOME TAXES

         The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities.

PROPERTY AND EQUIPMENT

         Components of property and equipment are recorded at cost and depreciated over their respective estimated useful lives using the straight-line method for financial statement purposes and accelerated methods for income tax purposes. All store properties are leased, and improvements are amortized over the lesser of the term of the lease or 20 years. Other annual rates used in computing depreciation are 13%-20% for store furniture, fixtures and equipment, 14%-33% for other furniture, fixtures and equipment, 5%-10% for building and land improvements and 2.5% for buildings.

GOODWILL

         Goodwill is amortized over 10-40 years using the straight-line method. The Company evaluates the recoverability of goodwill and reviews the amortization period on an annual basis. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company assesses the recoverability of its long-lived assets, including goodwill, by determining whether the remaining balance of an asset can be recovered through undiscounted future operating cash flows over the remaining useful life of the asset. If impairment exists, the carrying amount of the asset is reduced.

CURRENT LIABILITIES

         Under the Company's cash management system, checks issued pending clearance that result in overdraft balances for accounting purposes are included in the accounts payable balance. The amounts reclassified were $116,197,000 and $90,405,000 for fiscal years 2000 and 1999, respectively.

FINANCIAL INSTRUMENTS

         The recorded value of the Company's financial instruments, which includes short-term securities, accounts receivable, accounts payable, revolving credit facilities and mortgage payable, approximates fair value. Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash investments. The Company invests its excess cash in high-quality securities placed with major banks and financial institutions. The Company has established guidelines relative to diversification and maturities to mitigate risk and maintain liquidity.

REVENUE RECOGNITION

         The Company recognizes revenue when the earnings process is complete, generally at either the point-of-sale to a customer or upon delivery to a customer or third party delivery service, less an appropriate provision for returns.

SHIPPING AND HANDLING FEES AND COSTS

         During the fourth quarter of fiscal year 2000, the Company adopted Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," ("Issue 00-10"), which requires that fees charged to customers in a sales transaction for shipping and handling be classified as revenue. Adoption of Issue 00-10 resulted in the reclassification to sales of approximately $3,576,000, $4,324,000 and $4,786,000 of shipping and handling fees previously recorded as a reduction of store operating and selling expenses in fiscal years 2000, 1999 and 1998, respectively. The Company has elected to continue to record shipping and handling related costs in store operating and selling expense. Such costs were approximately $64,774,000, $56,774,000 and $45,961,000 in fiscal years 2000, 1999 and 1998, respectively.

STOCK-BASED COMPENSATION

         As provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company has elected to continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in FAS 123 had been applied, are presented in Note 12 of Notes to Consolidated Financial Statements.

COMPREHENSIVE INCOME

         The components of the Company's comprehensive income (loss) are as follows:

----------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                       JANUARY 27,          JANUARY 22,          JANUARY 23,
(Dollars in thousands)                                      2001                 2000                1999
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $ (133,166)           $  10,041           $  48,620
Other comprehensive income:
     Cumulative translation adjustment                           (417)                  -                   -
                                                      -----------------    -----------------    ----------------

Comprehensive income (loss)                                $ (133,583)           $  10,041           $  48,620
                                                      =================    =================    ================

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

         A reconciliation of the basic and diluted per share computations is as follows:

----------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                          JANUARY 27,          JANUARY 22,          JANUARY 23,
(Dollars in thousands, except per share data)                  2001                 2000                1999
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $ (133,166)           $  10,041           $  48,620
Preferred stock accretion                                      (2,319)                  -                   -
                                                            ---------             --------            --------
Net income (loss) available
     to common shareholders                                $ (135,485)           $  10,041           $  48,620

Weighted average number of
     common shares outstanding                                112,738              113,578             122,240
Effect of dilutive securities:
     Stock options                                                 -                   569                 714
     Restricted stock units                                        -                   101                 797
                                                            ---------             --------            --------
Weighted average number of
     common shares outstanding
     and assumed conversions                                  112,738              114,248             123,751
                                                            =========             ========            ========
Basic earnings (loss) per common share                      $   (1.20)            $   0.09            $   0.40
                                                            =========             ========            ========
Diluted earnings (loss) per common share                    $   (1.20)            $   0.09            $   0.39
                                                            =========             ========            ========

         Options to purchase 14,856,623 common shares at a weighted average exercise price of $8.09 and 148,463 restricted stock units were excluded from the calculation of diluted earnings per share for the fiscal year ended January 27, 2001, because their effect would have been anti-dilutive due to the net loss recognized in that period.

         Options to purchase 7,470,000 and 4,794,000 common shares were excluded from the calculation of diluted earnings per share in fiscal years 1999 and 1998, respectively, because the exercise prices of the options were greater than the average market price. These shares had weighted average exercise prices of $12.74 and $14.89, respectively.

NOTE 2. STORE CLOSING AND ASSET IMPAIRMENT

         During the fourth quarter of fiscal year 2000, the Company announced that it had completed a review of its real estate portfolio and, as result of this review, elected to close 50 underperforming superstores. In conjunction with the store closings, the Company recorded a pre-tax charge for store closing and asset impairment of $109,578,000 during the fourth quarter of fiscal year 2000. Major components of the charge included lease disposition costs of $89,815,000, asset impairment and disposition of $13,071,000 and other closing costs, including severance, of $6,692,000. The charge reduced net income by $66,843,000, or $0.59 per diluted share, during fiscal year 2000. As of January 27, 2001, the Company had a reserve for store closing costs of $97,673,000, of which $72,314,000 is included in other long-term liabilities. Also during the fourth quarter, the Company recorded a pre-tax inventory markdown charge of $8,244,000 as a result of the inventory liquidation at the closing stores. The inventory markdown reduced net income by $4,946,000, or $0.05 per diluted share, during fiscal year 2000. During the first quarter of fiscal year 2001, 46 of the closing stores began the liquidation process and are expected to close during the second quarter of fiscal year 2001. The results of operations for the 46 closing stores were assumed by a third-party liquidator and, accordingly, will not be included in the Company's consolidated results of operations beginning January 28, 2001. The remaining stores are expected to begin the liquidation process by the end of fiscal year 2001.

NOTE 3. INVENTORY MARKDOWN CHARGE FOR ITEM RATIONALIZATION

         In order to effect the acceleration of the Company's supply-chain management initiative, which includes the development and opening of a nationwide network of 600,000 to 750,000-square-feet, "PowerMax" supply-chain distribution centers and the implementation of the Company's new warehouse management system, the Company decided to eliminate select current products on hand as part of its program of merchandise and vendor rationalization. In connection with this decision, the Company recorded a non-cash markdown charge of $83,257,000 pre-tax during the third quarter of fiscal year 1999. The charge provided for the liquidation of merchandise that was not expected to be part of the Core Business Segment's ongoing product offering. The charge reduced third quarter net income by $53,284,000, or $0.47 per diluted share. During the fourth quarter of fiscal year 1999, the Company reversed $5,885,000 of the charge based on the actual sell-through and merchandise margins of discontinued products, which exceeded original expectations during the execution of the related clearance event. The reversal increased fourth quarter net income $3,766,000, or $0.03 per diluted share. The charge reduced net income by $49,518,000, or $0.43 per diluted share, in fiscal year 1999.

NOTE 4. COMPUTER BUSINESS SEGMENT ASSET WRITE-OFF

         In conjunction with its decision to realign its Computer Business Segment, the Company recorded a non-cash, pre-tax charge of $79,950,000 during the fourth quarter of fiscal year 1998. The non-cash charge accounted for the liquidation of existing, discontinued computer inventory. In addition, the charge provided for the impairment of prepaid expenses and other assets directly related to the Computer Business Segment. The charge reduced net income by $49,889,000, or $0.41 per diluted share, in fiscal year 1998.

NOTE 5. ACQUISITION OF MAJORITY INTEREST IN OFFICEMAX DE MEXICO

         Effective January 1, 2000, the Company purchased for $14,000,000 an additional 12% of OfficeMax de Mexico, its joint venture in Mexico that operates OfficeMax superstores similar to those in the United States. The excess of the purchase price over the net assets of the joint venture was approximately $4,700,000, which was allocated to goodwill and is being amortized over 10 years. During the first quarter of fiscal year 2000, the Company paid OfficeMax de Mexico $10,000,000 of the $14,000,000 purchase price. The remainder of the purchase price is due in two equal installments in fiscal years 2001 and 2002. As a result of the purchase, the Company owns 51% of OfficeMax de Mexico and includes the net assets of the joint venture and related minority interest in its consolidated balance sheets. In fiscal year 2000, the Company also included OfficeMax de Mexico's results of operations and cash flows in its consolidated financial statements. OfficeMax de Mexico's fiscal year ends on December 31. Due to statutory audit requirements, OfficeMax de Mexico will maintain its calendar year end and the Company will consolidate OfficeMax de Mexico's calendar year results of operations with its fiscal year results.

NOTE 6. RELATIONSHIP WITH KMART CORPORATION

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

NOTE 7. DEBT

REVOLVING CREDIT FACILITIES

         On November 30, 2000, the Company entered into a new three-year revolving credit facility (the "revolving credit facility") in which 22 lenders participate. The revolving credit facility is secured by a first priority perfected security interest in the inventory and certain accounts receivable of the Company and provides for borrowings of up to $700,000,000 at the bank's base rate or Eurodollar rate plus 1.75% to 2.5% depending on the level of borrowing. Proceeds from the new revolving credit facility were used to repay all outstanding borrowings under the Company's previous revolving credit facilities. As of January 27, 2001, the Company had outstanding borrowings of $220,000,000 under the new revolving credit facility at a weighted average interest rate of 8.61%. As of January 22, 2000, the Company had outstanding borrowings of $91,800,000 under the Company's previous revolving credit facilities at a weighted average interest rate of 5.98%. The Company had $107,432,000 of standby letters of credit outstanding as of January 27, 2001 in connection with its self-insurance program and two synthetic leases. These letters of credit are considered outstanding amounts under the new revolving credit facility. The Company pays quarterly usage fees of between 1.62% and 1.87% per annum on the outstanding standby letters of credit. The Company must also pay quarterly fees of 0.25% per annum on the unused portion of the new revolving credit facility.

         Also during the fourth quarter of fiscal year 2000, the Company obtained a commitment from a financial institution for an additional $50,000,000 in letters of credit to be used for the Company's merchandise import program. As of January 27, 2001, $14,893,000 of these letters of credit were outstanding.

MORTGAGE

         During the second quarter of fiscal year 2000, the Company repaid the outstanding balance of its mortgage loan in the amount of $16,100,000. The mortgage loan was secured by the Company's international corporate headquarters and had an original maturity of January 2007. As of January 22, 2000, the outstanding balance of the mortgage loan was $16,425,000 with an interest rate of 6.73% per annum.

         During the fourth quarter of fiscal year 2000, the Company assumed an eleven-year $1,800,000 mortgage loan secured by real estate previously leased by the Company. The mortgage loan bears interest at a rate of 5.0% per annum. Maturities of long-term borrowings will be approximately $213,000 for each of the next five years.

NOTE 8. COMMITMENTS AND CONTINGENCIES

         During the third quarter of fiscal year 2000, the Company, based on changes in circumstances and the advice of outside legal counsel, elected to settle its lawsuit with Ryder Integrated Logistics prior to trial. As a result of the settlement, the Company recorded a pre-tax charge of $19,465,000, which was included in cost of merchandise sold. The charge reduced fiscal year 2000 net income by $11,679,000, or $0.10 per diluted share.

         There are various claims, lawsuits and pending actions against the Company incident to the Company's operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company's liquidity, financial position or results of operations.

NOTE 9. INCOME TAXES

         The provision (benefit) for income taxes consists of:

------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                           JANUARY 27,          JANUARY 22,          JANUARY 23,
(Dollars in thousands)                                         2001                 2000                 1999
------------------------------------------------------------------------------------------------------------------
Current federal                                             $  (21,317)           $  (4,731)           $  44,574
State and local                                                 (4,084)               1,280                3,304
Foreign                                                          1,727                  686                  748
Deferred                                                       (55,402)              15,023              (16,235)
                                                            ----------            ---------            ---------
      Total income taxes                                    $  (79,076)           $  12,258            $  32,391
                                                            ==========            =========            =========

         A reconciliation of the federal statutory rate to the Company's effective tax rate follows:

----------------------------------------------------------------------------------------------------------------
                                                           JANUARY 27,          JANUARY 22,          JANUARY 23,
FISCAL YEAR ENDED                                             2001                 2000                 1999
----------------------------------------------------------------------------------------------------------------
Federal statutory rate                                        35.0%                35.0%                35.0%

State and local taxes net of
     federal tax benefit                                       4.0%                 3.7%                 2.7%
Goodwill amortization                                         (1.7)%               14.8%                 4.1%
Tax exempt interest                                            -                    -                   (0.1)%
Other                                                          0.3%                 1.5%                (1.7)%
                                                              ----                 ----                 ----
      Total income taxes                                      37.6%                55.0%                40.0%
                                                              ====                 ====                 ====

         Deferred tax assets resulted from the following:

-----------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                              JANUARY 27,         JANUARY 22,
(Dollars in thousands)                                            2001                2000
-----------------------------------------------------------------------------------------------
Inventory                                                      $   9,864             $  6,973
Property and equipment                                           (15,291)             (12,764)
Escalating rent                                                   22,769               18,256
Store closing reserve                                             43,810                   -
Accrued expenses not currently deductible                         25,299               18,584
                                                                --------             --------
      Total deferred tax assets                                 $ 86,451             $ 31,049
                                                                ========             ========

NOTE 10. LEASES
DESCRIPTION OF LEASING ARRANGEMENTS

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

LEASE COMMITMENTS

         Future minimum lease payments and future minimum rentals at January 27, 2001 were as follows:

-------------------------------------------------------------------------
FISCAL YEAR                                                   OPERATING
(Dollars in thousands)                                         LEASES
-------------------------------------------------------------------------
2001                                                            $ 348,212
2002                                                              325,638
2003                                                              300,259
2004                                                              270,582
2005                                                              247,447
Thereafter                                                      1,637,746
                                                               ----------
      Total minimum lease payments                             $3,129,884
                                                               ==========

RENTAL EXPENSE

         A summary of operating lease rental expense and short-term rentals follows:

---------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                             JANUARY 27,         JANUARY 22,          JANUARY 23,
(Dollars in thousands)                                           2001                 2000                 1999
---------------------------------------------------------------------------------------------------------------------
Minimum rentals                                                  $ 355,785            $ 321,158            $ 264,858
Percentage rentals                                                     249                  254                  478
                                                                 ---------            ---------            ---------
      Total                                                      $ 356,034            $ 321,412            $ 265,336
                                                                 =========            =========            =========

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

----------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                     JANUARY 27,   JANUARY 22,   JANUARY 23,
(Dollars in thousands)                                   2001          2000          1999
----------------------------------------------------------------------------------------------
Cash transactions:
      Cash paid for interest                            $15,819       $11,013       $ 6,640
      Cash paid for income taxes                        $ 6,742       $ 4,402       $ 9,117

     Cash paid for acquisition of majority
        interest in OfficeMax de Mexico                 $10,000       $     -       $    -

Non-cash transactions:
     Liabilities accrued for property and
        equipment acquired                              $24,290       $20,066       $    -
     Note receivable converted to
        equity investment                               $   -         $     -       $ 4,000
     Tax benefit related to stock options               $    70       $   282       $   500
     Payable recorded for acquisition of majority
        interest in OfficeMax de Mexico                 $   -         $14,000       $    -

NOTE 12. EMPLOYEE BENEFIT PLANS
STOCK PURCHASE PLANS

         The Company has adopted a Management Share Purchase Plan (the "Management Plan"), an Employee Share Purchase Plan (the "Employee Plan") and a Director Share Plan (the "Director Plan"). Under the Management Plan, the Company's officers are required to use at least 20%, and may use up to 100%, of their annual incentive bonuses to purchase restricted common shares of the Company at a 20% discount from the fair value of the same number of unrestricted common shares. Restricted common shares purchased under the Management Plan are generally restricted from sale or transfer for three years from date of purchase. The maximum number of common shares reserved for issuance under the Management Plan is 1,242,227. The Company recognized compensation expense for the discount on the restricted common shares of $103,000, $112,000 and $160,000 for fiscal years 2000, 1999 and 1998, respectively.

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

SAVINGS PLANS

         Employees of the Company who meet certain service requirements are eligible to participate in the Company's 401(k) savings plan. Participants may contribute 2% to 15% of their annual earnings, subject to statutory limitations. The Company matches 50% of the first 3% of the employee's contribution. Such matching Company contributions are invested in shares of the Company's common stock and become vested 50% after two years of service and 100% after three years of service. In addition, highly compensated employees (as defined by the Employee Retirement Income Security Act of 1974, as amended) are eligible to participate in the Company's Executive Savings Deferral Plan (ESDP) if their contributions to the 401(k) savings plan are limited. The provisions of the ESDP are similar to those of the Company's 401(k) savings plan. The charge to operations for the Company's matching contributions to these plans amounted to $1,290,000, $1,050,000 and $950,000 in fiscal years 2000, 1999 and 1998, respectively.

STOCK OPTION PLANS

         The Company's Equity-Based Award Plan provides for the issuance of up to 26,000,000 share appreciation rights, restricted shares and options to purchase common shares. Options granted under the Equity-Based Award Plan become exercisable from one to seven years after the date of grant and expire ten years from date of grant. Options may be granted only at option prices not less than the fair market value per common share on the date of the grant. There was no compensation expense related to Equity-Based Award Plan grants during fiscal years 2000, 1999 and 1998.

         Exercisable options outstanding were 3,996,544 at January 27, 2001, 3,904,106 at January 22, 2000 and 3,209,432 at January 23, 1999.

         Option activity for each of the last three fiscal years was as follows:
[CAPTION]

-------------------------------------------------------------------------------------------------
                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                                                       EXERCISE
                                                              SHARES                     PRICE
-------------------------------------------------------------------------------------------------
OUTSTANDING AT JANUARY 24, 1998                                8,149,090                $  11.78
Granted                                                        4,910,266                   11.66
Exercised                                                       (472,989)                   8.60
Forfeited                                                     (1,484,780)                  13.98
                                                              -----------               --------
OUTSTANDING AT JANUARY 23, 1999                               11,101,587                   11.57
Granted                                                        4,042,354                    8.35
Exercised                                                        (73,292)                   5.79
Forfeited                                                     (2,982,302)                  11.52
                                                              -----------               --------
OUTSTANDING AT JANUARY 22, 2000                               12,088,347                   10.56
Granted                                                        5,485,993                    3.62
Exercised                                                       (112,822)                   4.01
Forfeited                                                     (2,604,895)                  10.30
                                                              -----------               --------
OUTSTANDING AT JANUARY 27, 2001                               14,856,623                $   8.09
                                                              ===========               ========

STOCK-BASED COMPENSATION

         Under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants in fiscal years 2000, 1999 and 1998, respectively, were expected volatility of 37.4%, 36.9% and 30.9% and risk-free interest rates of 6.2%, 5.7% and 4.9%. A dividend yield of zero and an expected life of five years were used in the model for all three fiscal years.

         The following table summarizes information about options outstanding at January 27, 2001:

                                Options Outstanding                                                Options Exercisable
                       ---------------------------------------                             ------------------------------------
      Range of                             Weighted Average         Weighted Average                        Weighted Average
   Exercise Prices          Options         Exercise Price       Remaining Life (Years)       Options        Exercise Price
                       ------------------ --------------------                             --------------- --------------------
   $2.38 to $2.69            2,174,650             $  2.55                9.8                       -            $   -
   $4.01 to $6.69            4,485,538             $  6.30                8.3                   275,905          $  4.04
   $7.56 to $8.69            3,008,876             $  7.91                7.7                   461,428          $  8.04
  $10.19 to $11.75           2,343,293             $ 11.52                5.5                 1,936,130          $ 11.62
  $13.88 to $18.13           2,844,266             $ 14.93                6.2                 1,323,081          $ 14.95

         Consistent with the method prescribed by FAS 123, the following table summarizes the weighted average fair value at the date of grant for options granted in fiscal years 2000, 1999 and 1998. The table also illustrates pro forma net earnings and pro forma earnings per share, giving effect to such compensation costs. The pro forma amounts listed below do not take into consideration the pro forma compensation expense related to grants made prior to fiscal year 1995.

-------------------------------------------------------------------------------------------------------------------
                                      JANUARY 27,            JANUARY 22,        JANUARY 23,
Fiscal Year Ended                        2001                   2000                1999
-------------------------------------------------------------------------------------------------------------------
Weighted average fair value         $          2.16        $          3.37     $          4.28
Pro forma net income (loss)         $  (133,173,000)       $     5,961,000     $    44,200,000
Pro forma earnings (loss) per
 common share
      Basic                         $         (1.26)       $          0.05     $          0.36
      Diluted                       $         (1.26)       $          0.05     $          0.36


NOTE 13. BUSINESS SEGMENTS

         As of January 27, 2001, the Company had two reportable business segments: the Core Business Segment and the OfficeMax.com Segment. The operations of the Company's retail stores, call centers and outside sales force are included in the Core Business Segment. The OfficeMax.com Segment represents the operations of the Company's Internet site. Prior to fiscal year 1999, the OfficeMax.com Segment was reported in the Core Business Segment. All prior year amounts have been restated to reflect the separate presentation of the OfficeMax.com Segment. The Company evaluates performance and allocates resources based on the operations of these segments. Prior to July 23, 2000, the Company also operated a Computer Business Segment, which included desktop and laptop personal computers sold via the Company's retail stores and its catalog and direct marketing operations. The Company elected to phase-out operations of the Computer Business Segment in conjunction with a strategic alliance with a third-party computer provider. The accounting policies of the reportable business segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The combined results of operations and assets of the Company's reportable business segments are equal to the Company's consolidated results of operations and assets. Certain centrally incurred costs are allocated to the business segments based on each segment's estimated usage and/or benefit. There is no profit on intersegment transactions or allocations. Goodwill and the related amortization are included in the Core Business Segment.

         Through joint venture partnerships, the Company operates stores internationally similar to those in the United States. Since OfficeMax has a majority interest in its joint venture in Mexico, OfficeMax de Mexico, which was purchased as of the end of fiscal year 1999, the Company consolidates the net assets, results of operations and cash flows of OfficeMax de Mexico within the Core Business Segment. Sales for OfficeMax de Mexico were $116,269,000 for fiscal year 2000. Minority interest in the net income of OfficeMax de Mexico was $2,139,000 for fiscal year 2000. The net assets of OfficeMax de Mexico included long-lived assets, primarily fixed assets, of $19,312,000 and $14,084,000 as of January 27, 2001 and January 22, 2000, respectively. The Company's other investments in joint ventures are accounted for under the cost method and are also reported within the Core Business Segment. Other than its investments in joint venture partnerships, the Company has no international sales or assets.

         The total assets of the OfficeMax.com segment, primarily fixed assets, were approximately $4,901,000 and $1,695,000 as of January 27, 2001 and January 22, 2000, respectively. This segment also had accrued expenses of $1,334,000 and $786,000 as of January 27, 2001 and January 22, 2000, respectively. Depreciation expense for the OfficeMax.com segment was $734,000, $258,000 and $119,000 for fiscal years 2000, 1999 and 1998, respectively.

         The total assets of the Computer Business Segment, primarily inventory and accounts receivable, were approximately $65,850,000 as of January 22, 2000. This segment also had accounts payable of $3,605,000 as of January 22, 2000. The Company did not allocate fixed assets or depreciation to the Computer Business Segment.

         The following table summarizes the results of operations for the Company's reportable business segments including the phased-out Computer Business Segment:
(Dollars in thousands)

                                                    TOTAL
FISCAL YEAR 2000                                   COMPANY           COMPUTER         OFFICEMAX.COM          CORE
---------------------------------------------------------------------------------------------------------------------
     Sales                                       $ 5,156,392        $    99,282        $   118,080        $ 4,939,030
      Cost of merchandise sold,  including
        buying and occupancy costs                 3,904,953            102,395             84,451          3,718,107
     Inventory markdown                                8,244               --                 --                8,244
                                                 --------------------------------------------------------------------
                                                   3,913,197            102,395             84,451          3,726,351
     Gross profit (loss)                           1,243,195             (3,113)            33,629          1,212,679
     Store closing and asset impairment              109,578               --                 --              109,578
     Operating loss                                 (193,550)           (15,739)           (38,293)          (139,518)
     Interest expense, net                           (16,493)              (208)            (3,210)           (13,075)
     Other, net                                          (60)              --                 --                  (60)
     Income tax benefit                              (79,076)            (6,379)           (16,602)           (56,095)
     Minority interest                                (2,139)              --                 --               (2,139)
                                                 --------------------------------------------------------------------
     Net loss                                    $  (133,166)       $    (9,568)       $   (24,901)       $   (98,697)
                                                 ====================================================================

FISCAL YEAR 1999
---------------------------------------------------------------------------------------------------------------------
     Sales                                       $ 4,847,022        $   284,013        $    40,430        $ 4,522,579
      Cost of merchandise sold, including
        buying and
        occupancy costs                            3,653,783            285,051             30,270          3,338,462
     Inventory markdown                               77,372               --                 --               77,372
                                                 --------------------------------------------------------------------
                                                   3,731,155            285,051             30,270          3,415,834
     Gross profit (loss)                           1,115,867             (1,038)            10,160          1,106,745
     Operating income (loss)                          32,386            (38,364)            (6,239)            76,989
     Interest expense, net                           (10,146)            (3,207)              (175)            (6,764)
     Other, net                                           59               --                 --                   59
     Income tax expense (benefit)                     12,258            (16,254)            (2,508)            31,020
                                                 --------------------------------------------------------------------
     Net income (loss)                           $    10,041        $   (25,317)       $    (3,906)       $    39,264
                                                 ====================================================================

FISCAL YEAR 1998
---------------------------------------------------------------------------------------------------------------------
     Sales                                       $ 4,342,554        $   336,922        $     6,397        $ 3,999,235
      Cost of merchandise sold, including
        buying and
        occupancy costs                            3,284,582            327,590              4,700          2,952,292
     Computer segment asset write-off                 79,950             79,950               --                 --
                                                 --------------------------------------------------------------------
                                                   3,364,532            407,540              4,700          2,952,292
     Gross profit (loss)                             978,022            (70,618)             1,697          1,046,943
     Operating income (loss)                          86,692            (96,471)              (293)           183,456
     Interest expense, net                            (5,971)            (4,700)               (14)            (1,257)
     Other, net                                          290               --                 --                  290
     Income tax expense (benefit)                     32,391            (38,295)              (119)            70,805
                                                 --------------------------------------------------------------------
     Net income (loss)                           $    48,620        $   (62,876)       $      (188)       $   111,684
                                                 ====================================================================

NOTE 14. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS

         Unaudited quarterly consolidated results of operations for the years ended January 27, 2001 and January 22, 2000 are summarized as follows:

(Dollars in thousands, except per share data)

                                                   FISCAL YEAR 2000
                                                     (unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                FIRST               SECOND               THIRD                FOURTH
                                               QUARTER              QUARTER              QUARTER              QUARTER
-----------------------------------------------------------------------------------------------------------------------
Sales                                        $ 1,345,342          $ 1,079,864          $ 1,307,968          $ 1,423,218
 Cost of merchandise sold, including
   buying and
   occupancy costs                             1,016,696              820,560              989,098            1,078,599
Inventory markdown                                  --                   --                   --                  8,244
                                             -----------          -----------          -----------          -----------
Gross profit                                     328,646              259,304              318,870              336,375
Store closing and asset impairment                  --                   --                   --                109,578
                                             -----------          -----------          -----------          -----------
Net loss                                     $    (2,083)         $   (24,114)         $   (22,019)         $   (84,950)
                                             ===========          ===========          ===========          ===========
Loss per common share:
        Basic                                $     (0.02)         $     (0.22)         $     (0.20)         $     (0.76)
        Diluted                              $     (0.02)         $     (0.22)         $     (0.20)         $     (0.76)

                                                   FISCAL YEAR 1999
                                                     (unaudited)
---------------------------------------------------------------------------------------------------------------------
                                                 FIRST              SECOND              THIRD              FOURTH
                                                QUARTER            QUARTER             QUARTER             QUARTER
---------------------------------------------------------------------------------------------------------------------
Sales                                        $ 1,180,508         $   971,526         $ 1,302,882          $ 1,392,106
 Cost of merchandise sold, including
   buying and
   occupancy costs                               900,958             732,713             990,711            1,029,401
Inventory markdown                                  --                  --                83,257               (5,885)
                                             ------------------------------------------------------------------------
Gross profit                                     279,550             238,813             228,914              368,590
Net income (loss)                            $    22,016         $     2,427         $   (37,440)         $    23,038
                                             ========================================================================
Earnings (loss) per common share:
    Basic                                    $      0.19         $      0.02         $     (0.33)         $      0.20
    Diluted                                  $      0.19         $      0.02         $     (0.33)         $      0.20

NOTE 15. SHAREHOLDERS' EQUITY
SHAREHOLDER RIGHTS PLAN

         During the first quarter of fiscal year 2000, the Company adopted a Shareholder Rights Plan designed to protect its shareholders against "abusive takeover tactics", by providing certain rights to its shareholders if any group or person acquires more than 15 percent of the Company's common stock. The plan was implemented by issuing one preferred share purchase right for each share of common stock outstanding at the close of business on March 17, 2000, or issued thereafter until the rights become exercisable. Each right will entitle the holder to buy one one-thousandth of a participating preferred share at a $30 initial exercise price. Each fraction of a participating preferred share will be equivalent to a share of the Company's common stock. The rights become exercisable if any group acquires more than 15% of the outstanding OfficeMax common stock or if a person or group begins a tender or exchange offer that could result in such an acquisition.

REDEEMABLE PREFERRED SHARES

         During the first quarter of fiscal year 2000, the Company entered into a five-year, multi-channel alliance with Gateway. In accordance with the alliance, Gateway has invested $50,000,000 in OfficeMax convertible preferred stock - $30,000,000 designated for OfficeMax and $20,000,000 designated for OfficeMax.com.

         Gateway's investment in OfficeMax is in the form of a newly created series of convertible preferred shares of the Company, the Series A Voting Preference Shares (the "Series A Shares"), at a purchase price of $9.75 per share. The Series A Shares vote on an as-converted to Common Shares basis (one vote per share) and do not bear any interest or coupon. After two years, the Series A Shares are convertible into Common Shares of the Company on a 1:1 basis provided that Gateway store-within-a-store modules are opened in accordance with the terms of the Master License Agreement and the fair value of the Company's Common Shares is at least $12.50 per share. If after two years Gateway store-within-a-store modules are not opened in accordance with the terms of the Master License Agreement, the Series A Shares are redeemable by Gateway at face value. If at the end of the alliance Gateway store-within-a-store modules are opened in accordance with the terms of the Master License Agreement, each Series A Share is convertible into $12.50 of the Company's Common Shares. In addition, the Company can elect to convert the Series A Shares into Common Shares on a 1:1 basis at any time if the fair value of the Company's Common Stock is at least $12.50 per share, subject to certain "make-whole" or fair value guarantees. The increase in fair value of the Series A Shares, from $9.75 per share to $12.50 per share, is being recognized on a straight-line basis by the Company over the term of the alliance by a charge directly to Retained Earnings for Preferred Stock Accretion.

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