Form 10-Q
period 2001-04-28
OFFICEMAX INC /OH/
filed 2001-05-25
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

                  (Mark One)

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 28, 2001

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

                                 (216) 471-6900
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                Shares outstanding as of
               Title of each class                    May 23, 2001
               -------------------                    ------------

         Common Shares, without par value              113,226,840

                                 OFFICEMAX, INC.

                                      INDEX

Part I - Financial Information                                                      Page
------------------------------
  Item 1.                 Financial Statements                                       3-10

  Item 2.                 Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                         11

  Item 3.                 Quantitative and Qualitative Disclosures About
                          Market Risks                                                15


Part II - Other Information

  Item 1.                 Legal Proceedings                                           16

  Item 6.                 Exhibits and Reports on Form 8-K                            16


Signatures                                                                            17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                             APRIL 28,    JANUARY 27,
                                                               2001           2001
                                                           -----------    -----------
                                                                     (Unaudited)
ASSETS
Current Assets:
  Cash and equivalents                                     $    63,950    $   127,337
  Accounts receivable, net of allowances
    of $904 and $1,261, respectively                            87,645        105,666
  Merchandise inventories                                    1,082,475      1,159,089
  Other current assets                                         116,228        110,821
                                                           -----------    -----------
      Total current assets                                   1,350,298      1,502,913
Property and Equipment:
  Buildings and land                                            35,908         36,180
  Leasehold improvements                                       191,888        196,088
  Furniture, fixtures and equipment                            603,653        599,813
                                                           -----------    -----------
  Total property and equipment                                 831,449        832,081
  Less: Accumulated depreciation and amortization             (418,167)      (397,757)
                                                           -----------    -----------
  Property and equipment, net                                  413,282        434,324
Other assets and deferred charges                               56,005         55,680
Goodwill, net of accumulated amortization
  of $82,366 and $79,902, respectively                         297,886        300,350
                                                           -----------    -----------
                                                           $ 2,117,471    $ 2,293,267
                                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

  Accounts payable - trade                                 $   377,927    $   587,618
  Accrued expenses and other liabilities                       170,174        179,034
  Accrued salaries and related expenses                         38,159         45,197
  Taxes other than income taxes                                 66,717         67,564
  Revolving credit facilities                                  293,800        220,000
  Redeemable preferred shares - Series B                        21,400           --
  Mortgage loan, current portion                                   118            116
                                                           -----------    -----------
      Total current liabilities                                968,295      1,099,529
Mortgage loan                                                    1,630          1,663
Other long-term liabilities                                    133,547        141,245
                                                           -----------    -----------
      Total liabilities                                      1,103,472      1,242,437

Commitments and contingencies                                       --             --
Minority interest                                               17,017         16,211
Redeemable preferred shares - Series A                          31,692         31,269
Redeemable preferred shares - Series B                              --         21,050

Shareholders' Equity:
  Common shares, without par value; 200,000,000 shares
   authorized; 124,967,106 and 124,969,255 shares issued
   and outstanding, respectively                               864,984        865,319
  Deferred stock compensation                                     (240)          (321)
  Cumulative translation adjustment                               (337)          (417)
  Retained earnings                                            206,057        223,415
  Less:  Treasury stock, at cost                              (105,174)      (105,696)
                                                           -----------    -----------
      Total shareholders' equity                               965,290        982,300
                                                           -----------    -----------
                                                           $ 2,117,471    $ 2,293,267
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

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                      13 WEEKS ENDED
                                             ------------------------------
                                               APRIL 28,         APRIL 22,
                                                  2001             2000
                                             -------------    -------------

Sales                                        $   1,193,971    $   1,341,078
Cost of merchandise sold, including buying
   and occupancy costs                             903,683        1,016,696
                                             -------------    -------------

Gross Profit                                       290,288          324,382

Store operating and selling expenses               268,898          280,224
Pre-opening expenses                                   829            2,305
General and administrative expenses                 37,623           38,682
Goodwill amortization                                2,464            2,463
                                             -------------    -------------
Total operating expenses                           309,814          323,674

Operating income (loss)                            (19,526)             708

Interest expense, net                                5,400            1,531
Other (income) expense, net                            (13)             318
                                             -------------    -------------

Loss before income taxes                           (24,913)          (1,141)
Income tax expense (benefit)                        (9,134)             253
Minority interest                                      806              689
                                             -------------    -------------

Net loss                                     $     (16,585)   $      (2,083)
                                             =============    =============

LOSS PER COMMON SHARE:

   Basic                                     $       (0.15)   $       (0.02)
                                             =============    =============
   Diluted                                   $       (0.15)   $       (0.02)
                                             =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:

   Basic                                       113,075,434      112,474,264
                                             =============    =============
   Diluted                                     113,075,434      112,474,264
                                             =============    =============


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   13 WEEKS ENDED
                                                               ----------------------
                                                                APRIL 28,   APRIL 22,
                                                                  2001         2000
                                                               ---------    ---------
CASH PROVIDED BY (USED FOR):
OPERATIONS
   Net loss                                                    $ (16,585)   $  (2,083)
   Adjustments to reconcile net loss to net cash
   from operating activities:
     Depreciation and amortization                                25,489       24,170
     Deferred income taxes                                          (840)         608
     Other, net                                                    2,923          686
   Changes in current assets and current liabilities:

     Decrease in inventories                                      76,614       18,512
     Decrease in accounts payable                               (165,561)     (84,952)
     Decrease in accounts receivable                              19,108       25,293
     Decrease in accrued liabilities                              (5,656)     (20,602)
     Store closing reserve                                        (9,590)        --
     Other, net                                                  (11,320)      (6,597)
                                                               ---------    ---------
       Net cash used for operations                              (85,418)     (44,965)
                                                               ---------    ---------

INVESTING
     Capital expenditures                                         (9,696)     (24,903)
     Other, net                                                     (811)        (508)
                                                               ---------    ---------
       Net cash used for investing                               (10,507)     (25,411)
                                                               ---------    ---------

FINANCING
     Increase in revolving credit facilities                      73,800       48,000
     Payments of mortgage principal                                  (31)        (325)
     (Decrease) increase in overdraft balances                   (46,306)       4,970
     Decrease in advanced payments for leased facilities           1,550       16,611
     Proceeds from the issuance of common stock, net                 187          754
     Other, net                                                    1,421           --
                                                               ---------    ---------
       Net cash provided by financing                             30,621       70,010
                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents       1,917         (489)
                                                               ---------    ---------
Net decrease in cash and equivalents                             (63,387)        (855)
Cash and equivalents, beginning of the period                    127,337       73,087
                                                               ---------    ---------
Cash and equivalents, end of the period                        $  63,950    $  72,232
                                                               =========    =========

SUPPLEMENTAL INFORMATION

Interest paid on debt                                          $   5,604    $   2,077
                                                               =========    =========
Taxes paid on income                                           $     396    $      --
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

                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                       Deferred        Cumulative
                                       Common           Stock          Translation      Retained         Treasury
                                       Shares        Compensation      Adjustment       Earnings           Stock         Total
                                    -------------  -----------------  --------------  --------------  -------------  ---------------

BALANCE AT JANUARY 27, 2001          $   865,319   $        (321)     $      (417)    $     223,415   $   (105,696)      $  982,300


Comprehensive income (loss):
   Net loss                                    -               -                -          (16,585)              -          (16,585)
   Cumulative translation adjustment           -               -               80                -               -               80
                                                                                                                     ---------------
Total comprehensive loss                                                                                                    (16,505)

Issuance of common shares
  under director plan                        (12)              -                -                -              20                8

Sale of shares under
  management share purchase
  plan (including tax benefit)                 -               7                -                -               -                7

Sale of shares under employee
  share purchase plan
  (including tax benefit)                   (323)              -                -                -                              179
                                                                                                               502

Amortization of deferred

  compensation                                 -              74                -                -               -               74

Preferred Stock Accretion                      -               -                -              (773)             -             (773)
                                    -------------  -----------------  --------------  --------------  -------------  ---------------

BALANCE AT APRIL 28, 2001             $  864,984   $        (240)     $       (337)   $     206,057   $  (105,174)   $      965,290
                                    =============  =================  ==============  ==============  =============  ===============



The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE 13 WEEKS ENDED
                        APRIL 28, 2001 AND APRIL 22, 2000

Significant Accounting and Reporting Policies
---------------------------------------------

1. The accompanying unaudited consolidated financial statements have been prepared from the financial records of OfficeMax, Inc. and its subsidiaries (the "Company" or "OfficeMax") and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

2. The Company's consolidated financial statements for the 13 weeks ended April 28, 2001 and April 22, 2000 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 27, 2001 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 3, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal year 2001 ends on January 26, 2002 and includes 52 weeks. Fiscal year 2000 ended on January 27, 2001 and included 53 weeks.

4. At April 28, 2001, OfficeMax operated a chain of 954 superstores in 49 states, Puerto Rico and the U.S. Virgin Islands. In addition to offering office products, business machines and related items, OfficeMax superstores also feature CopyMax and FurnitureMax, store-within-a-store modules devoted exclusively to print-for-pay services and office furniture. Additionally, the Company reaches customers with an offering of over 30,000 items through its eCommerce site, OfficeMax.com, its direct-mail catalogs and its outside sales force, all of which are serviced by its 19 delivery centers and two national call centers. Through joint venture partnerships OfficeMax also operates stores internationally in Mexico and Brazil.

5.   The components of the Company's comprehensive loss are as follows:

     (Dollars in thousands)

                                                        13 WEEKS ENDED
                                               --------------------------------
                                                  April 28,        April 22,
                                                    2001              2000
     --------------------------------------------------------------------------

     Net loss                                  $    (16,585)     $      (2,083)
     Other comprehensive income:
         Cumulative translation adjustment               80               (667)
                                               ---------------  ---------------

     Comprehensive loss                        $    (16,505)     $      (2,750)
                                               ===============  ===============

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

     A reconciliation of the basic and diluted per share computations is as follows:
     (Dollars in thousands, except per share data)

                                                   13 WEEKS ENDED
                                          --------------------------------
                                             April 28,       April 22,
                                               2001            2000
     --------------------------------------------------------------------

     Net loss                             $     (16,585)   $      (2,083)
     Preferred stock accretion                     (773)            --
                                          -------------    -------------
     Net loss available
         to common shareholders           $     (17,358)   $      (2,083)
                                          =============    =============

     Weighted average number of common
         shares outstanding                 113,075,434      112,474,264

     Effect of dilutive securities:
         Stock options                             --               --
         Restricted stock units                    --               --
                                          -------------    -------------

     Weighted average number of common
         shares outstanding and assumed
         conversions                        113,075,434      112,474,264
                                          =============    =============

     Loss per common share-Basic          $       (0.15)   $       (0.02)
                                          =============    =============

     Loss per common share-Diluted        $       (0.15)   $       (0.02)
                                          =============    =============

     Options to purchase 15,382,245 shares at a weighted average exercise price of $7.52 and 116,336 restricted stock units were excluded from the calculation of diluted earnings per share for the 13 weeks ended April 28, 2001, because their effect would have been anti-dilutive due to the net loss recognized in that period. Options to purchase 13,431,000 shares at a weighted average exercise price of $10.09 and 175,976 restricted stock units were excluded from the calculation of diluted earnings per share for the 13 weeks ended April 22, 2000, because their effect would have been anti-dilutive due to the net loss recognized in that period.

7. During the fourth quarter of fiscal year 2000, the Company announced that it had completed a review of its real estate portfolio and, as a result of that review, elected to close 50 underperforming superstores. In conjunction with the store closings, the Company recorded a pre-tax charge for store closing and asset impairment of $109,578,000 during the fourth quarter of fiscal year 2000. During the first quarter of fiscal year 2001, 46 stores completed the liquidation process and were closed. The remaining stores are expected to begin the liquidation process by the end of fiscal year 2001. As of April 28, 2001 and January 27, 2001, the Company had a reserve for store closing costs of $88,083,000 and $97,673,000, respectively, of which $63,382,000 and $72,314,000 was included in other long-term liabilities.

     A reconciliation of major components of the store closing reserve is as follows:

                                                  BALANCE                     BALANCE
                                                 JANUARY 27,   PAYMENT /     APRIL 28,
                                                    2001        USAGE         2001
      --------------------------------------------------------------------------------
      Lease disposition                          $   91,477   $    9,416   $   82,061

      Other closing costs, including severance        6,196          174        6,022
                                                 ----------   ----------   ----------
        Total                                    $   97,673   $    9,590   $   88,083
                                                 ==========   ==========   ==========



8. As of the beginning of fiscal year 2001, OfficeMax completed its previously announced business integration and aligned its eCommerce business, catalog operations and outside sales groups with its superstores in order to more efficiently leverage its various direct businesses. As a result of this process, management now evaluates performance and allocates resources based on an integrated view of the business and no longer reports separate segment information.

     Through joint venture partnerships, the Company operates 26 international locations. The joint ventures operate OfficeMax superstores similar to those in the United States. OfficeMax owns a majority interest in its joint venture in Mexico, OfficeMax de Mexico. As a result, the Company includes the net assets, results of operations and cash flows of OfficeMax de Mexico in its consolidated financial statements. Sales for OfficeMax de Mexico were $34,402,000 and $24,094,000 during the 13 weeks ended April 28, 2001 and April 22, 2000, respectively. Minority interest in the net income of the joint venture was $806,000 and $689,000 for the 13 weeks ended April 28, 2001 and April 22, 2000, respectively. The net assets of OfficeMax de Mexico included long-lived assets, primarily fixed assets, of $19,552,000 and $19,312,000 as of April 28, 2001 and January 27, 2001, respectively. The Company's other investment in a joint venture in Brazil is accounted for under the cost method. Other than its investments in joint venture partnerships, the Company has no international sales or assets.

9. Gateway Companies, Inc. ("Gateway"), in accordance with a strategic alliance announced in the first quarter of fiscal year 2000, operates licensed store-within-a-store computer departments within all OfficeMax superstores in the United States pursuant to the terms of a Master License Agreement ("MLA"). As of the first quarter of fiscal year 2001, a full-size Gateway computer department had opened in approximately half of the Company's superstores. Gateway operates a fixture end cap in the remaining superstores. Also, during the first quarter of fiscal year 2001, Gateway announced its intentions to discontinue selling computers in non-Gateway stores, including OfficeMax superstores, and OfficeMax has since announced a strategic alliance with another computer provider. In connection with the investment requirements of the strategic alliance, Gateway invested $50,000,000 in OfficeMax convertible preferred stock. Gateway's investment in the Company and the status of discussions between OfficeMax and Gateway regarding performance under the strategic alliance are described in greater detail in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Gateway Alliance.

10. In accordance with an amended and restated joint venture agreement, the Company's joint venture partner in Mexico can elect to put its remaining 49% interest in OfficeMax de Mexico to the Company beginning in the first quarter of fiscal year 2002 if certain earnings targets are achieved. If the earnings targets are met and the joint venture partner elects to put its ownership interest to the Company, the purchase price would be calculated based on the joint venture's earnings before interest, taxes, depreciation and amortization.

11. During the fourth quarter of fiscal year 2000, the Company adopted Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," ("Issue 00-10"), which requires that fees charged to customers in a sales transaction for shipping and handling be classified as revenue. Adoption of Issue 00-10 resulted in the reclassification to sales of approximately $1,153,000 of shipping and handling fees previously recorded as a reduction of store operating and selling expenses for the 13 weeks ended April 22, 2000. The Company has elected to continue to record shipping and handling related costs in store operating and selling expense. Such costs were approximately $12,926,000 and $16,634,000 for the 13 weeks ended April 28, 2001 and April 22, 2000, respectively

12. During the first quarter of fiscal year 2001, the Company adopted Emerging Issues Task Force Issue 00-14, "Accounting for Certain Sales Incentives," ("Issue 00-14") which addresses the timing of recognition for certain sales incentives and requires that those sales incentives be recorded as a reduction of sales. Adoption of Issue 00-14 resulted in the reclassification to a reduction of sales of approximately $4,263,000 of sales incentives previously recognized in store operating and selling expenses for the 13 weeks ended April 22, 2000.

13. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") which, as amended, is required to be adopted in fiscal years beginning after June 15, 2000. The Company adopted FAS 133 during the first quarter of fiscal year 2001. Adoption of FAS 133 did not have a significant effect on the earnings or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------
Sales for the 13 weeks ended April 28, 2001 decreased to $1,193,971,000 from $1,341,078,000 for the comparable prior year period. Prior year sales included revenues from the Company's discontinued former Computer Business Segment and 46 stores that were closed as of the first day of the current fiscal year. Excluding sales from the Computer Business Segment and the 46 closed stores, current year revenues decreased approximately 4% from the comparable prior year period, primarily as a result of a 5% comparable-store sales decrease, partially offset by a full period of sales from the 54 new superstores opened during fiscal year 2000 and additional sales from the six new superstores opened at various points during the 13 weeks ended April 28, 2001. Current year comparable-store sales were negatively impacted by a continued slowdown in consumer and small business spending particularly for technology and furniture products.

Cost of merchandise sold, including buying and occupancy costs, decreased as a percentage of sales to 75.7% for the 13 weeks ended April 28, 2001, from 75.8% for the comparable period last year. Correspondingly, gross profit increased to 24.3% of sales for the 13 weeks ended April 28, 2001 from 24.2% of sales for the comparable prior year period. The current year increase in gross profit as a percentage of sales was primarily due to the phase-out of the Computer Business Segment. The de-leveraging of certain fixed occupancy and freight costs negatively impacted gross profit by approximately 1.6% of sales on a year-over-year basis.

Store operating and selling expenses, which consist primarily of store payroll, operating and advertising expenses, decreased to $268,898,000 for the 13 weeks ended April 28, 2001 from $280,224,000 for the 13 weeks ended April 22, 2000. As a percentage of sales, store operating and selling expenses increased to 22.5% for the 13 weeks ended April 28, 2001 from 20.9% for the comparable period a year earlier. The increase in store operating and selling expenses as a percentage of sales was primarily attributable to a de-leveraging of store level salaries as the Company continued to devote resources designed to enhance the customer shopping experience and increase sales. Increases in advertising expense, net of vendor funding, and utility costs also contributed to the increase in store operating and selling expenses as a percentage of sales.

Pre-opening expenses were $829,000 for the 13 weeks ended April 28, 2001 and $2,305,000 for the 13 weeks ended April 22, 2000. Pre-opening expenses, which consist primarily of store payroll, supplies and grand opening advertising are expensed as incurred and averaged approximately $90,000 per full-size superstore opened in the 13 week periods ended April 28, 2001 and April 22, 2000. During the first quarter of the current fiscal year, the Company opened six new superstores and completed expansion of its PowerMax distribution center in Las Vegas. During the comparable prior year period, the Company opened 24 new superstores.

General and administrative expenses decreased to $37,623,000 during the 13 weeks ended April 28, 2001 from $38,682,000 during the 13 weeks ended April 22, 2000. The decrease in general and administrative expenses was primarily due to the Company's continued cost-and-expense control efforts and was partially offset by increased depreciation expense as a result of the Company's information technology initiatives. As a percentage of sales, general and administrative expenses increased to 3.2% of sales for the 13 weeks ended April 28, 2001 as compared to 2.9% for the same period last year. The increase in general and administrative expenses as a percentage of sales reflects the de-leveraging of certain fixed expenses, including depreciation.

Goodwill amortization was $2,464,000 for the 13 weeks ended April 28, 2001 and $2,463,000 for the 13 weeks ended April 22, 2000. Goodwill is capitalized and amortized over 10 - 40 years using the straight-line method.

As a result of the foregoing factors, the Company incurred an operating loss of $19,526,000 for the 13 weeks ended April 28, 2001, as compared to operating income of $708,000 for the comparable period last year.

Interest expense, net, was $5,400,000 for the 13 weeks ended April 28, 2001, as compared to $1,531,000 for the comparable period last year. The increase in interest expense was primarily due to higher interest rates on the Company's outstanding borrowings, fees related to the Company's new revolving credit facility and higher average outstanding borrowings during the first quarter of the current fiscal year as compared to the same period last year.

The Company recognized income tax benefit of $9,134,000 for the 13 weeks ended April 28, 2001, as compared to income tax expense of $253,000 for the same period a year ago. The effective tax rates for all periods presented are different from the federal statutory income tax rate primarily as a result of goodwill amortization, tax exempt interest, and state and local taxes.

As a result of the foregoing, the Company had a net loss of $16,585,000 for the 13 weeks ended April 28, 2001, as compared to a net loss of $2,083,000 for the comparable period a year earlier.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operating activities used $85,418,000 of cash during the 13 weeks ended April 28, 2001, primarily for payment of accounts payable, which decreased $165,561,000 since the end of the prior fiscal year. The decrease in accounts payable was primarily due to the Company being more opportunistic in special vendor terms and discounts and was partially offset by decreases in inventory and accounts receivable of $76,614,000 and $19,108,000, respectively. Inventory decreased 17% year-over-year on a per store basis and inventory turns increased to 3.1 times per year from 3.0 times per year, primarily as a result of the Company's supply-chain management initiatives. The Company's operating activities used $44,965,000 of cash during the 13 weeks ended April 22, 2000.

Net cash used for investing activities was $10,507,000 for the 13 weeks ended April 28, 2001 versus $25,411,000 in the comparable prior year period. Capital expenditures, primarily for new superstores and the Company's IT initiatives, were $9,696,000 during the first quarter of fiscal year 2001 and $24,903,000 during the first quarter of fiscal year 2000.

Net cash provided by financing activities was $30,621,000 for the 13 weeks ended April 28, 2001. Current year financing activities primarily represent borrowings under the Company's revolving credit facilities partially offset by a decrease in overdraft balances. Net cash provided by financing activities was $70,010,000 in the comparable prior year period primarily representing borrowings under the Company's revolving credit facilities and the reimbursement of certain advanced payments for leased facilities.

During the 13 weeks ending July 28, 2001, the Company plans to open four to six new superstores. Management estimates that the Company's cash requirements for opening or remodeling a superstore, exclusive of pre-opening expenses, will be less than $1,000,000 per unit. For an OfficeMax superstore, the requirements include an average of approximately $425,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $550,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $90,000 per superstore during the remainder of fiscal year 2001. The Company expects to open less than 25 superstores during fiscal year 2001.

The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings, will be sufficient to finance its retail operations and capital requirements, including its expansion strategy.

On November 30, 2000, the Company entered into a three-year senior secured revolving credit facility. The revolving credit facility is secured by a first priority perfected security interest in the Company's inventory and certain accounts receivable and provides for borrowings of up to $700,000,000 at the bank's base rate or Eurodollar Rate plus 1.75% to 2.50% depending on the level of borrowing. As of April 28, 2001 the Company had outstanding borrowings of $293,800,000 under the revolving credit facility at a weighted average interest rate of 7.03%. The Company has $114,478,000 of standby letters of credit outstanding as of April 28, 2001 in connection with its self-insurance program and two synthetic leases. These letters of credit are considered outstanding amounts under the revolving credit facility. The Company pays quarterly usage fees of between 1.62% and 1.87% per annum on the outstanding standby letters of credit. The Company must also pay quarterly fees of 0.25% per annum on the unused portion of the revolving credit facility. Also during the fourth quarter of fiscal year 2000, the Company obtained a commitment from a financial institution for an additional $50,000,000 in letters of credit to be used for the Company's merchandise import program. As of April 28, 2001, $26,671,000 of those letters of credit were outstanding.

On August 13, 1998, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its common stock on the open market. At April 28, 2001, the Company had purchased a total of 12,702,100 shares at a cost of $113,619,000. This included systematic purchases to cover potential dilution from the issuance of shares under the Company's equity-based incentive plans.

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

LEGAL PROCEEDINGS
-----------------

There are various claims, lawsuits and pending actions against the Company incidental to the Company's operations. Although litigation is inherently subject to many uncertainties, it is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's liquidity and financial position. However, in the event of an unanticipated adverse final determination, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

GATEWAY ALLIANCE
----------------

Gateway Companies Inc. ("Gateway") operates licensed store-within-a-store computer departments within all OfficeMax superstores, in the United States pursuant to a strategic alliance announced in the first quarter of fiscal year 2000, that includes the terms of a Master License Agreement (the "MLA"). As of the first quarter of fiscal year 2001, a full-size Gateway computer department had opened in approximately half of the Company's superstores. Gateway operates a fixture end cap in the remaining superstores.

In connection with the investment requirements of the strategic alliance, during the second quarter of fiscal year 2000, Gateway invested $50,000,000 in OfficeMax convertible preferred stock - $30,000,000 designated for OfficeMax and $20,000,000 designated for OfficeMax.com.

Gateway's investment in OfficeMax is in the form of convertible preferred shares of the Company, the Series A Voting Preference Shares (the "Series A Shares"), at a purchase price of $9.75 per share. The Series A Shares vote on an as-converted to Common Shares basis (one vote per share) and do not bear any interest or coupon. The Series A Shares increase in value from $9.75 per share to $12.50 per share on a straight-line basis over the five year term of the alliance. The Company recognizes the increase in value by a charge directly to Retained Earnings for Preferred Share Accretion. Under the terms of the MLA, beginning June 30, 2001, Gateway can elect to terminate the MLA. Termination of the MLA may result in conversion of the Series A Shares into a number of common shares of the Company having a fair value of $30,000,000 plus a pro-rata portion of the accretion of the Series A Shares. If, after two years, Gateway store-within-a-store modules are not opened in accordance with the terms of the MLA and Gateway has not terminated the MLA, the Series A Shares are redeemable by Gateway at face value ($30,000,000). In addition, the Company can elect to convert the Series A Shares into Common Shares on a 1:1 basis at any time if the fair value of the Company's Common Stock is at least $12.50 per share, subject to certain "make-whole" or fair value guarantees.

Gateway's investment in OfficeMax.com is also in the form of convertible preferred shares of the Company, the Series B Serial Preferred Shares (the "Series B Shares"), at a purchase price of $10 per share. The Series B Shares bear a coupon rate of 7% per annum and have no voting rights. The Series B Shares are convertible into a tracking stock that tracks the performance of OfficeMax.com (the "Tracking Stock") at a 30% discount to the initial price of the Tracking Stock determined by a public market. The Series B Shares are redeemable at Gateway's option at face value, plus dividends (unless Gateway has breached the MLA), if no such Tracking Stock is registered under the Securities Act of 1933 and the Securities Exchange Act of 1934 and listed for trading on a national securities exchange by June 30, 2001. The Company classifies the Series B Shares as a current liability.

During the first quarter of fiscal year 2001, Gateway announced its intentions to discontinue selling computers in non-Gateway stores, including OfficeMax superstores, and OfficeMax and Gateway began discussing legal issues involving performance under their strategic alliance. These discussions are ongoing. OfficeMax has since announced a strategic alliance with another computer provider. Gateway and OfficeMax are in the process of determining how to wind down the strategic alliance. OfficeMax does not anticipate taking any action with respect to Gateway's investment in OfficeMax until all of the issues associated with the strategic alliance and its wind down have been resolved. Based on current circumstances, it is unclear when such a resolution will occur.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

Portions of this Quarterly Report on Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any information in this report that is not historical information is a forward-looking statement which may be identified by the use of language such as "may," "will," "should," "expects," "plans," "anticipates," "estimates," "believes," "thinks," "continues," "indicates," "outlook," "looks," "goals," "initiatives," "projects," or variations thereof. These statements are likely to address the Company's growth strategy, future financial performance (including sales and earnings), strategic initiatives, marketing and expansion plans and the impact of operating initiatives. The forward-looking statements, which speak only as of the date the statement was made, are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated, projected or implied in the forward-looking statements. These risks and uncertainties include those described in Exhibit 99.1 of the Company's Annual Report on 10-K for the fiscal year ended January 27, 2001, and in other reports and exhibits to those reports filed with the Securities and Exchange Commission, and that description is incorporated herein by reference. You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company's SEC filings are available at no charge at www.sec.gov and www.freeEDGAR.com, as well as on a number of other web sites. These risks and uncertainties include, but are not limited to, the following: risks associated with general economic conditions (including the wide general economic slowdown in 2001 which could negatively impact future performance); and failure to adequately execute plans and unforeseen circumstances beyond the Company's control in connection with development, implementation and execution of new business processes, procedures and programs (including cost-and-expense programs, store closings and openings, the Company's supply chain management program, the SAP enterprise research planning system and the new vendor purchasing operating model). The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company is exposed to foreign exchange risk through its joint venture partnerships in Mexico and Brazil. The Company has not entered into any derivative financial instruments to hedge this exposure, and believes its potential exposure is not material to the Company's financial position or the results of its operations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

The Company is a party to previously disclosed securities litigation pending in the United States District Court for the Northern Ohio, Eastern Division. As previously disclosed, those lawsuits involve claims against the Company and certain of its officers and directors for violations of the federal securities laws for allegedly making false and misleading statements that served to artificially inflate the value of the Company's stock. Since the previous disclosures, and during the period covered by this report, the following two additional securities lawsuits, arising out of essentially the same factual allegations as the previously disclosed lawsuits, were filed against the Company and certain of its officers and/or directors.

ZACHARY FRANKLIN, ET AL. VS. OFFICEMAX, INC. ET AL., Case No. 434251, was filed on or about April 4, 2001 in the Cuyahoga County, Ohio Court of Common Pleas. In the complaint, the plaintiff asserts derivative shareholder claims against OfficeMax and eight of OfficeMax's officers and/or directors (Michael Feuer, Jeffrey Rutherford, Raymond Bank, Carl Glickman, Burnett Donoho, James McCann, Sydell Miller, and Ivan Winfield), claiming that the defendants breached their fiduciary duties, wasted corporate assets, and otherwise violated federal and state securities laws by making false and misleading statements that served to artificially inflate the value of OfficeMax's stock. The plaintiff seeks to bring this action as a derivative action on behalf of the Company to attempt to recover an unspecified amount of money damages allegedly suffered by the Company as a result of the alleged actions of the defendants. The defendants intend to vigorously contest these claims.

On or about April 2, 2001, BERNIE CORRAO, ET AL. VS. MICHAEL FEUER, ET AL., Case No. 1:01CV769, was filed in the United States District Court for the Northern District of Ohio, Eastern Division. This complaint seeks to assert derivative shareholder claims that are identical to the claims brought in the FRANKLIN case against the same defendants as those in the Franklin case. The plaintiff in CORRAO has not attempted service on any of the defendants yet, so none of the defendants have yet been served in this case. The defendants intend to vigorously contest these claims.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)   Exhibits:               None

(b)   Reports on Form 8-K:    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OFFICEMAX, INC.

Date:  May 25, 2001                 By: /s/ Jeffrey L. Rutherford
                                        -------------------------
                                        Jeffrey L. Rutherford
                                        Senior Executive Vice President, Chief Financial
                                        Officer (Principal Financial and Accounting Officer)