Form 10-Q
period 2001-07-28
OFFICEMAX INC /OH/
filed 2001-09-11
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

      (Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 28, 2001

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                         Commission file number 1-13380


                                 OFFICEMAX, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)


                 OHIO                                     34-1573735
    -------------------------------                   -------------------
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
                                      ---   ---


             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                       Shares outstanding as of
                        Title of each class                August 23, 2001
                        -------------------                ---------------

                 Common Shares, without par value           113,280,961

                                 OFFICEMAX, INC.

                                      INDEX



          Part I - Financial Information                                              Page
          ------------------------------

            Item 1.        Financial Statements                                       3-10

            Item 2.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                       11-15

            Item 3.        Quantitative and Qualitative Disclosures About
                           Market Risk                                                 16


          Part II - Other Information
          ---------------------------

            Item 1.        Legal Proceedings                                           17

            Item 4.        Submission of Matters to a Vote of Security Holders         17

            Item 6.        Exhibits and Reports on Form 8-K                            18


          Signatures                                                                   19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                  JULY 28,          JANUARY 27,
                                                                    2001                2001
                                                                -----------         -----------
                                                                (Unaudited)
ASSETS
Current Assets:
  Cash and equivalents                                          $    62,850         $   127,337
  Accounts receivable, net of allowances
    of $1,046 and $1,261, respectively                               91,657             105,666
  Merchandise inventories                                         1,052,497           1,159,089
  Other current assets                                              131,867             110,821
                                                                -----------         -----------
      Total current assets                                        1,338,871           1,502,913
Property and Equipment:
  Buildings and land                                                 35,873              36,180
  Leasehold improvements                                            192,701             196,088
  Furniture, fixtures and equipment                                 612,489             599,813
                                                                -----------         -----------
  Total property and equipment                                      841,063             832,081
  Less: Accumulated depreciation and amortization                  (440,324)           (397,757)
                                                                -----------         -----------
      Property and equipment, net                                   400,739             434,324
Other assets and deferred charges                                    54,941              55,680
Goodwill, net of accumulated amortization
  of $84,829 and $79,902, respectively                              295,423             300,350
                                                                -----------         -----------
                                                                $ 2,089,974         $ 2,293,267
                                                                ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                                      $   401,307         $   587,618
  Accrued expenses and other liabilities                            277,056             291,795
  Revolving credit facilities                                       271,000             220,000
  Redeemable preferred shares - Series B                             21,750                   -
  Mortgage loan, current portion                                        119                 116
                                                                -----------         -----------
      Total current liabilities                                     971,232           1,099,529
Mortgage loan                                                         1,597               1,663
Other long-term liabilities                                         126,695             141,245
                                                                -----------         -----------
      Total liabilities                                           1,099,524           1,242,437

Minority interest                                                    17,270              16,211
Redeemable preferred shares - Series A                               32,115              31,269
Redeemable preferred shares - Series B                                    -              21,050
Commitments and contingencies                                             -                   -

Shareholders' Equity:
  Common shares, without par value; 200,000,000 shares
   authorized; 124,929,827 and 124,969,255 shares issued
   and outstanding, respectively                                    864,625             865,319
  Deferred stock compensation                                          (158)               (321)
  Cumulative translation adjustment                                     (72)               (417)
  Retained earnings                                                 181,288             223,415
  Less:  Treasury stock, at cost                                   (104,618)           (105,696)
                                                                -----------         -----------
      Total shareholders' equity                                    941,065             982,300
                                                                -----------         -----------
                                                                $ 2,089,974         $ 2,293,267
                                                                ===========         ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                       13 WEEKS ENDED                            26 WEEKS ENDED
                                            -----------------------------------         ------------------------------------
                                               JULY 28,              JULY 22,             JULY 28,              JULY 22,
                                                 2001                  2000                 2001                  2000
                                            -------------         -------------         -------------         -------------

Sales                                       $     978,759         $   1,076,068         $   2,172,730         $   2,417,146
Cost of merchandise sold, including
   buying and occupancy costs                     735,170               820,560             1,638,853             1,837,256
                                            -------------         -------------         -------------         -------------

Gross profit                                      243,589               255,508               533,877               579,890

Store operating and selling expenses              235,170               240,025               504,068               520,249
Pre-opening expenses                                1,466                 2,468                 2,295                 4,773
General and administrative expenses                37,361                44,346                74,984                83,028
Goodwill amortization                               2,463                 2,464                 4,927                 4,927
                                            -------------         -------------         -------------         -------------
Total operating expenses                          276,460               289,303               586,274               612,977

Operating loss                                    (32,871)              (33,795)              (52,397)              (33,087)

Interest expense, net                               4,757                 4,567                10,157                 6,098
Other (income) expense, net                            99                   (94)                   86                   224
                                            -------------         -------------         -------------         -------------

Loss before income taxes                          (37,727)              (38,268)              (62,640)              (39,409)
Income tax benefit                                (13,984)              (14,432)              (23,118)              (14,179)
Minority interest                                     253                   278                 1,059                   967
                                            -------------         -------------         -------------         -------------

Net loss                                    $     (23,996)        $     (24,114)        $     (40,581)        $     (26,197)
                                            =============         =============         =============         =============

LOSS PER COMMON SHARE:
   Basic                                    $       (0.22)        $       (0.22)        $       (0.37)        $       (0.24)
                                            =============         =============         =============         =============
   Diluted                                  $       (0.22)        $       (0.22)        $       (0.37)        $       (0.24)
                                            =============         =============         =============         =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
   Basic                                      113,147,741           112,689,668           113,123,148           112,696,504
                                            =============         =============         =============         =============
   Diluted                                    113,147,741           112,689,668           113,123,148           112,696,504
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

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          26 WEEKS ENDED
                                                                   ------------------------------
                                                                     JULY 28,          JULY 22,
                                                                       2001              2000
                                                                   -----------       ------------
CASH PROVIDED BY (USED FOR):
OPERATIONS
   Net loss                                                         $ (40,581)        $ (26,197)
   Adjustments to reconcile net loss to net cash
   used for operations:
     Depreciation and amortization                                     51,489            48,519
     Deferred income taxes                                               (349)              458
     Other, net                                                         3,677             7,085
   Changes in current assets and current liabilities:
     Decrease (increase) in inventories                               106,592           (39,013)
     Decrease in accounts payable - trade                            (123,150)         (205,217)
     Decrease in accounts receivable                                   14,987            30,305
     Decrease in accrued expenses and other liabilities               (24,473)          (63,315)
     Other, net                                                       (20,453)           (3,097)
                                                                    ---------         ---------
       Net cash used for operations                                   (32,261)         (250,472)
                                                                    ---------         ---------

INVESTING
     Capital expenditures                                             (22,878)          (46,298)
     Other, net                                                        (1,380)             (554)
                                                                    ---------         ---------
       Net cash used for investing                                    (24,258)          (46,852)
                                                                    ---------         ---------

FINANCING
     Increase in revolving credit facilities                           51,000           250,700
     Payments of mortgage principal                                       (63)          (16,425)
     Decrease in overdraft balances                                   (67,123)           (8,448)
     Decrease in advanced payments for leased facilities                1,106             8,573
     Proceeds from the issuance of common stock, net                      384             1,558
     Proceeds from the issuance of preferred stock, net                     -            50,000
     Other, net                                                         2,662            (2,393)
                                                                    ---------         ---------
       Net cash (used for) provided by financing                      (12,034)          283,565
                                                                    ---------         ---------

Effect of exchange rate changes on cash and cash equivalents            4,066              (739)
                                                                    ---------         ---------
Net decrease in cash and equivalents                                  (64,487)          (14,498)
Cash and equivalents, beginning of the period                         127,337            73,087
                                                                    ---------         ---------

Cash and equivalents, end of the period                             $  62,850         $  58,589
                                                                    =========         =========

SUPPLEMENTAL INFORMATION
Interest paid on debt                                               $  10,817         $   6,029
                                                                    =========         =========
Taxes paid on income                                                $   1,001         $   1,035
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

                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)



                                                           Deferred       Cumulative
                                           Common           Stock         Translation      Retained       Treasury
                                           Shares        Compensation     Adjustment       Earnings         Stock            Total
                                          ---------      ------------    ------------     ----------      ---------       ----------

BALANCE AT JANUARY 27, 2001               $ 865,319       $    (321)      $    (417)      $ 223,415       $(105,696)      $ 982,300

Comprehensive income (loss):
   Net loss                                       -               -               -         (40,581)              -         (40,581)
   Cumulative translation adjustment              -               -             345               -               -             345
                                                                                                                          ---------
Total comprehensive loss                                                                                                    (40,236)

Issuance of common shares
  under director plan                           (26)              -               -               -              44              18

Sale of shares under
  management share purchase
  plan (including tax benefit)                    -              21               -               -               -              21

Sale of shares under employee
  share purchase plan
  (including tax benefit)                      (668)              -               -               -           1,034             366

Amortization of deferred
  compensation                                    -             142               -               -               -             142

Preferred Stock Accretion                         -               -               -          (1,546)              -          (1,546)
                                          ---------       ---------       ---------       ---------       ---------       ---------

BALANCE AT JULY 28, 2001                  $ 864,625       $    (158)      $     (72)      $ 181,288       $(104,618)      $ 941,065
                                          =========       =========       =========       =========       =========       =========





The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE 13 AND 26 WEEKS ENDED
                         JULY 28, 2001 AND JULY 22, 2000



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

2. The Company's consolidated financial statements for the 13 and 26 weeks ended July 28, 2001 and July 22, 2000 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 27, 2001 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 3, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements, and the notes thereto, included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal year 2001 ends on January 26, 2002 and includes 52 weeks. Fiscal year 2000 ended on January 27, 2001 and included 53 weeks.

4. At July 28, 2001, OfficeMax operated a chain of 959 superstores in 49 states, Puerto Rico and the U.S. Virgin Islands. In addition to offering office products, business machines and related items, OfficeMax superstores also feature CopyMax and FurnitureMax, store-within-a-store modules devoted exclusively to print-for-pay services and office furniture. Additionally, the Company reaches customers with an offering of over 30,000 items through its eCommerce site, "OfficeMax.com," its direct-mail catalogs and its outside sales force, all of which are serviced by its 19 delivery centers and two national call centers. Through joint venture partnerships, OfficeMax also operates 26 stores internationally in Mexico and Brazil.

5.   The components of the Company's comprehensive loss are as follows:
     (Dollars in thousands)

                                                13 WEEKS ENDED                26 WEEKS ENDED
                                          ------------------------      -------------------------
                                           July 28,       July 22,        July 28,      July 22,
                                             2001           2000           2001           2000
-------------------------------------------------------------------------------------------------

Net loss                                   $(23,996)      $(24,114)      $(40,581)      $(26,197)
Other comprehensive income:
    Cumulative translation adjustment           265            771            345            104
                                           --------       --------       --------       --------

Comprehensive loss                         $(23,731)      $(23,343)      $(40,236)      $(26,093)
                                           ========       ========       ========       ========

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

     A reconciliation of the basic and diluted per share computations is as follows:

     (Dollars in thousands, except per share data)

                                                  13 WEEKS ENDED                         26 WEEKS ENDED
                                        ----------------------------------      ---------------------------------
                                           July 28,           July 22,             July 28,            July 22,
                                             2001               2000                 2001                2000
-----------------------------------------------------------------------------------------------------------------

Net loss                                $     (23,996)      $     (24,114)      $     (40,581)      $     (26,197)
Preferred stock accretion                        (773)               (773)             (1,546)               (773)
                                        -------------       -------------       -------------       -------------
Net loss available
    to common shareholders              $     (24,769)      $     (24,887)      $     (42,127)      $     (26,970)
                                        =============       =============       =============       =============

Weighted average number of common
    shares outstanding                    113,147,741         112,689,668         113,123,148         112,696,504

Effect of dilutive securities:
    Stock options                                   -                   -                   -                   -
    Restricted stock units                          -                   -                   -                   -
                                        -------------       -------------       -------------       -------------

Weighted average number of common
    shares outstanding and assumed
    conversions                           113,147,741         112,689,668         113,123,148         112,696,504
                                        =============       =============       =============       =============

Loss per common share-Basic             $       (0.22)      $       (0.22)      $       (0.37)      $       (0.24)
                                        =============       =============       =============       =============

Loss per common share-Diluted           $       (0.22)      $       (0.22)      $       (0.37)      $       (0.24)
                                        =============       =============       =============       =============



     Options to purchase 14,873,989 shares at a weighted average exercise price of $7.82 and 93,489 restricted stock units were excluded from the calculation of diluted earnings per share for the 13 and 26 weeks ended July 28, 2001, because their effect would have been anti-dilutive due to the net loss recognized in those periods. Options to purchase 13,670,006 shares at a weighted average exercise price of $9.68 and 152,899 restricted stock units were excluded from the calculation of diluted earnings per share for the 13 and 26 weeks ended July 22, 2000, because their effect would have been anti-dilutive due to the net loss recognized in those periods.

7. During the fourth quarter of fiscal year 2000, the Company announced that as a result of a review of its real estate portfolio, it elected to close 50 underperforming superstores. In conjunction with this, the Company recorded a pre-tax charge for store closing and asset impairment of $109,578,000 during the fourth quarter of fiscal year 2000. During the first half of fiscal year 2001, 47 stores completed the liquidation process and were closed. The remaining stores are expected to begin the liquidation process by the end of fiscal year 2001. As of July 28, 2001 and January 27, 2001, the Company had a reserve for store closing costs of $80,564,000 and $97,673,000, respectively, of which $56,205,000 and $72,314,000 was included in other long-term liabilities.

     A reconciliation of major components of the store closing reserve is as follows:

     (Dollars in thousands)

                                                    BALANCE                  BALANCE
                                                  JANUARY 27,   PAYMENT /    JULY 28,
                                                     2001        USAGE         2001
-------------------------------------------------------------------------------------

Lease disposition                                  $91,477      $15,629      $75,848

Other closing costs, including severance, and
  asset impairment                                   6,196        1,480        4,716
                                                   -------      -------      -------

  Total                                            $97,673      $17,109      $80,564
                                                   =======      =======      =======


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

     Through joint venture partnerships, the Company operates 26 international locations. The joint ventures operate OfficeMax superstores similar to those in the United States. OfficeMax owns a majority interest in its joint venture in Mexico, OfficeMax de Mexico. As a result, the Company includes the net assets, results of operations, and cash flows of OfficeMax de Mexico in its consolidated financial statements. The Company's investment in a joint venture in Brazil is accounted for under the cost method. Other than its investments in joint venture partnerships, the Company has no international sales or assets.

     Sales for the Company's joint venture in Mexico and the minority interest in the net income of the joint venture are as follows:

     (Dollars in thousands)

                                    13 WEEKS ENDED           26 WEEKS ENDED
                               -----------------------   -----------------------
                                 JULY 28,    JULY 22,     JULY 28,     JULY 22,
                                   2001        2000         2001         2000
--------------------------------------------------------------------------------
Sales                             $29,202     $23,592      $63,604      $47,686
Minority interest                 $   253     $   278      $ 1,059      $   967

     The net assets of OfficeMax de Mexico included long-lived assets, primarily fixed assets, of $19,386,000 and $19,312,000 as of July 28, 2001 and
     January 27, 2001, respectively.

9. In accordance with an amended and restated joint venture agreement, the Company's joint venture partner in Mexico can elect to put its remaining 49% interest in OfficeMax de Mexico to the Company beginning in the first quarter of fiscal year 2002 if certain earnings targets are achieved. If the earnings targets are met and the joint venture partner elects to put its ownership interest to the Company, the purchase price would be calculated based on the joint venture's earnings before interest, taxes, depreciation and amortization.

10. Gateway Companies, Inc. ("Gateway"), in accordance with a strategic alliance announced in the first quarter of fiscal year 2000, committed to operate licensed store-within-a-store computer departments within all OfficeMax superstores in the United States pursuant to the terms of a Master License Agreement ("MLA"). During the first quarter of fiscal year 2001, Gateway announced its intentions to discontinue selling computers in non-Gateway stores, including OfficeMax superstores, and OfficeMax has since announced a strategic alliance with another computer provider. In connection with the investment requirements of the strategic alliance, Gateway invested $50,000,000 in OfficeMax convertible preferred stock. Gateway's investment in the Company and the status of discussions between OfficeMax and Gateway regarding performance under the strategic alliance are described in greater detail in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Gateway Alliance."

11. During the fourth quarter of fiscal year 2000, the Company adopted Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"), which requires that fees charged to customers in a sales transaction for shipping and handling be classified as revenue. Adoption of Issue 00-10 resulted in the reclassification to sales of approximately $1,085,000 and $2,238,000 of shipping and handling fees previously recorded as a reduction of store operating and selling expenses for the 13 and 26 weeks ended July 22, 2000. The Company has elected to continue to record shipping and handling related costs in store operating and selling expense. Such costs were approximately $13,101,000 and $28,971,000 for the 13 and 26 weeks ended July 28, 2001, respectively, compared to $16,246,000 and $32,880,000 for the 13 and 26 weeks ended July 22, 2000, respectively.

12. During the first quarter of fiscal year 2001, the Company adopted Emerging Issues Task Force Issue 00-14, "Accounting for Certain Sales Incentives" ("Issue 00-14"), which addresses the timing of recognition for certain sales incentives and requires that those sales incentives be recorded as a reduction of sales. Adoption of Issue 00-14 resulted in the reclassification as a reduction of sales of approximately $3,797,000 and $8,060,000 of sales incentives previously recognized in store operating and selling expenses for the 13 and 26 weeks ended July 22, 2000.

13. During the first quarter of fiscal year 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Adoption of FAS 133 did not have a significant effect on the earnings or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------


Sales for the 13 and 26 weeks ended July 28, 2001 decreased to $978,759,000 and $2,172,730,000, respectively, from $1,076,068,000 and $2,417,146,000 for the comparable prior year periods. Sales for the 13 and 26 week prior year periods included sales of approximately $56,024,000 and $159,361,000, respectively, from the Company's discontinued former Computer Business Segment and 46 stores that were closed as of the first day of the current fiscal year. Excluding sales from the Computer Business Segment and the closed stores, current year sales decreased approximately 4% from the comparable prior year periods, primarily as a result of comparable-store sales decreases, partially offset by a full period of sales from the 19 new domestic superstores opened in the second half of fiscal year 2000 and additional sales from the 12 new domestic superstores opened at various points during the 26 weeks ended July 28, 2001. Comparable-store sales decreased approximately 7% and 6% during the 13 and 26 weeks ended July 28, 2001, respectively. Current year comparable-store sales were negatively impacted by the continuing softness in the U.S. economy and a related decline in both small business capital purchases and the formation of new company startups, as well as reduced consumer spending particularly for technology and furniture products. Sales for the Company's joint venture in Mexico during the 13 and 26 weeks ended July 28, 2001 benefited from comparable-store sales increases and additional sales from five new superstores opened in Mexico since the end of the second quarter last year.

Cost of merchandise sold, including buying and occupancy costs, decreased as a percentage of sales to 75.1% and 75.4% for the 13 and 26 weeks ended July 28, 2001, respectively, from 76.3% and 76.0% for the comparable periods last year. Gross profit increased to 24.9% and 24.6% of sales for the 13 and 26 weeks ended July 28, 2001, respectively, from 23.7% and 24.0% of sales for the comparable prior year periods. The current year increase in gross profit as a percentage of sales was primarily due to the phase-out of the Computer Business Segment that was completed as of the end of the second quarter last year. The de-leveraging of certain fixed occupancy and freight costs on a year-over-year basis reduced gross profit by approximately 1.0% and 1.3% of sales during the 13 and 26 weeks ended July 28, 2001.

Store operating and selling expenses, which consist primarily of store payroll, operating and advertising expenses, decreased to $235,170,000 and $504,068,000 for the 13 and 26 weeks ended July 28, 2001, respectively, from $240,025,000 and $520,249,000 for the comparable prior year periods. The decreases in store operating and selling expenses were primarily due to the elimination of the Company's former Computer Business Segment and the 46 stores that were closed as of the first day of the current fiscal year. As a percentage of sales, store operating and selling expenses increased to 24.0% and 23.2% for the 13 and 26 weeks ended July 28, 2001, respectively, from 22.3% and 21.5% for the comparable periods a year earlier. The increases as a percentage of sales were primarily due to the de-leveraging of store operating and selling expenses and increased advertising expense, net of vendor funding. In addition, the Company continued to devote resources designed to enhance the customer shopping experience and increase sales, which also contributed to the increases in store operating and selling expenses as a percentage of sales.

Pre-opening expenses were $1,466,000 and $2,295,000 for the 13 and 26 weeks ended July 28, 2001, respectively, and $2,468,000 and $4,773,000 for the comparable periods last year. During the second quarter of the current fiscal year, the Company opened six new domestic superstores and one new superstore in Mexico through its joint venture partnership. During the first half of the current fiscal year, the Company opened 12 new domestic superstores, completed expansion of its PowerMax distribution center in Las Vegas, and opened two new superstores in Mexico. During the comparable prior year periods, the Company opened 14 and 38 new superstores, respectively. Also during the second quarter of fiscal year 2000, the Company opened a PowerMax distribution center in Jefferson County, Alabama for which the Company incurred pre-opening expenses of approximately $1,000,000. Store pre-opening expenses, which consist primarily of payroll, supplies and grand opening advertising, are expensed as incurred and averaged approximately $90,000 per domestic superstore opened in the 13 and 26-week periods ended July 28, 2001 and July 22, 2000.

General and administrative expenses decreased to $37,361,000 and $74,984,000 during the 13 and 26 weeks ended July 28, 2001, respectively, from $44,346,000 and $83,028,000 during the 13 and 26 weeks ended July 22, 2000, respectively. The decreases in general and administrative expenses were primarily due to the Company's continued cost-and-expense control efforts and efficiency gains as a result of the Company's information technology initiatives. As a percentage of sales, general and administrative expenses decreased to 3.8% for the 13 weeks ended July 28, 2001 as compared to 4.1% for the comparable period last year. For the 26 weeks ended July 28, 2001, general and administrative expenses increased as a percentage of sales to 3.5% from 3.4% for the comparable period last year.

Goodwill amortization was $2,463,000 and $4,927,000 for the 13 and 26 weeks ended July 28, 2001, respectively, and $2,464,000 and $4,927,000 for the 13 and 26 weeks ended July 22, 2000. Goodwill is capitalized and amortized over 10 - 40 years using the straight-line method.

As a result of the foregoing factors, the Company incurred operating losses of $32,871,000 and $52,397,000 for the 13 and 26 weeks ended July 28, 2001, as compared to operating losses of $33,795,000 and $33,087,000 for the comparable periods last year.

Interest expense, net, was $4,757,000 and $10,157,000 for the 13 and 26 weeks ended July 28, 2001, as compared to $4,567,000 and $6,098,000 for the comparable periods last year. The increase in interest expense during the 26 weeks ended July 28, 2001 was primarily due to fees related to the Company's new revolving credit facility and higher average outstanding borrowings during the first quarter of the current fiscal year as compared to the same period last year.

The Company recognized income tax benefits of $13,984,000 and $23,118,000 for the 13 and 26 weeks ended July 28, 2001, as compared to income tax benefits of $14,432,000 and $14,179,000 for the same periods a year ago. The effective tax rates for all periods presented are different from the federal statutory income tax rate primarily as a result of goodwill amortization, and state and local taxes.

As a result of the foregoing, the Company had net losses of $23,996,000 and $40,581,000 for the 13 and 26 weeks ended July 28, 2001, as compared to net losses of $24,114,000 and $26,197,000 for the comparable periods a year earlier.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operations used $32,261,000 of cash during the 26 weeks ended July 28, 2001, primarily for payment of accounts payable, partially offset by a decrease in inventory. Accounts payable decreased $123,150,000 since the end of the prior fiscal year, primarily due to the Company being more opportunistic in special vendor terms and discounts. Inventory decreased $106,592,000 since the end of the prior fiscal year. On a per-store basis, inventory decreased 21% year-over-year. Inventory turns increased to 3.2 times per year from 3.1 times in the prior year, primarily as a result of the Company's supply-chain management initiatives. The Company's operating activities used $250,472,000 of cash during the 26 weeks ended July 22, 2000.

Net cash used for investing was $24,258,000 for the 26 weeks ended July 28, 2001 compared to $46,852,000 in the comparable prior year period. Capital expenditures, primarily for new superstores and the Company's information technology initiatives, were $22,878,000 during the 26 weeks ended July 28, 2001 and $46,298,000 during the comparable period in the prior year.

Net cash used for financing was $12,034,000 for the 26 weeks ended July 28, 2001. Current year financing activities were primarily a decrease in overdraft balances partially offset by borrowings under the Company's revolving credit facility. Net cash provided by financing was $283,565,000 in the comparable prior year period, primarily representing borrowings under the Company's revolving credit facilities and the proceeds from the issuance of preferred stock.

During the 13 weeks ending October 27, 2001, the Company plans to open three to five new domestic superstores. Management estimates that the Company's cash requirements for opening a superstore, exclusive of pre-opening expenses, will be less than $1,000,000 per unit. For an OfficeMax superstore, the requirements include an average of approximately $425,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $550,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $90,000 per domestic superstore during the remainder of fiscal year 2001. The Company expects to open less than 25 domestic superstores during fiscal year 2001. The Company's joint venture in Mexico expects to open two superstores during the remainder of the year.

The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings, will be sufficient to finance its operations and capital requirements, including its expansion and information technology strategies.

On November 30, 2000, the Company entered into a three-year senior secured revolving credit facility. The revolving credit facility is secured by a first priority perfected security interest in the Company's inventory and certain accounts receivable and provides for borrowings of up to $700,000,000 at the bank's base rate or Eurodollar Rate plus 1.75% to 2.50% depending on the level of borrowing. As of July 28, 2001 the Company had outstanding borrowings of $271,000,000 under the revolving credit facility at a weighted average interest rate of 5.60%. From this facility, the Company had $107,903,000 of standby letters of credit outstanding as of July 28, 2001 in connection with its self-insurance program and two synthetic leases. These letters of credit are considered outstanding amounts under the revolving credit facility. The Company pays quarterly usage fees of between 1.62% and 1.87% per annum on the outstanding standby letters of credit. The Company must also pay quarterly fees of 0.25% per annum on the unused portion of the revolving credit facility. Also during the fourth quarter of fiscal year 2000, the Company obtained a commitment from a financial institution for an additional $50,000,000 in letters of credit to be used for the Company's merchandise import program. As of July 28, 2001, $17,123,000 of these letters of credit were outstanding.

On August 13, 1998, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its common stock on the open market. As of July 28, 2001, the Company had purchased a total of 12,702,100 shares at a cost of $113,619,000.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations" ("FAS 141") and Statement No. 142, "Goodwill and Other Intangibles" ("FAS 142"). These Statements modify accounting for business combinations and address the accounting for goodwill and other intangible assets. The provisions of FAS 141 are effective for business combinations initiated after June 30, 2001. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. FAS 142 specifies that, among other things, goodwill and intangible assets with an indefinite useful life will no longer be amortized. The standard requires goodwill and intangible assets with an indefinite useful life to be periodically tested for impairment and written down to fair value if considered impaired. Intangible assets with estimated useful lives will continue to be amortized over those periods. The Company is currently assessing the financial statement impact of the adoption of these Statements.

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

GATEWAY ALLIANCE
----------------

Gateway Companies, Inc. ("Gateway") committed to operate licensed store-within-a-store computer departments within all OfficeMax superstores in the United States pursuant to a strategic alliance announced in the first quarter of fiscal year 2000, that includes the terms of a Master License Agreement (the "MLA"). In connection with the investment requirements of the strategic alliance, during the second quarter of fiscal year 2000, Gateway invested $50,000,000 in OfficeMax convertible preferred stock - $30,000,000 designated for OfficeMax and $20,000,000 designated for OfficeMax.com.

Gateway's investment in OfficeMax is in the form of convertible preferred shares of the Company, the Series A Voting Preference Shares (the "Series A Shares"), at a purchase price of $9.75 per share. The Series A Shares vote on an as-converted to Common Shares basis (one vote per share) and do not bear any interest or coupon. The Series A Shares increase in value from $9.75 per share to $12.50 per share on a straight-line basis over the five-year term of the alliance. The Company recognizes the increase in value by a charge directly to Retained Earnings for Preferred Share Accretion. Under the terms of the MLA, beginning June 30, 2001, Gateway can elect to terminate the MLA. Termination of the MLA may result in conversion of the Series A Shares into a number of common shares of the Company having a fair value of $30,000,000 plus a pro-rata portion of the accretion of the Series A Shares. If, after two years, the Gateway store-within-a-store modules are not opened in accordance with the terms of the MLA and Gateway has not terminated the MLA, the Series A Shares are redeemable by Gateway at face value ($30,000,000). In addition, the Company can elect to convert the Series A Shares into Common Shares on a 1:1 basis at any time if the fair value of the Company's Common Stock is at least $12.50 per share, subject to certain "make-whole" or fair value guarantees.

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

During the first quarter of fiscal year 2001, Gateway announced its intentions to discontinue selling computers in non-Gateway stores, including OfficeMax superstores. At that time, OfficeMax and Gateway began discussing legal issues regarding performance under their strategic alliance. In the second quarter of fiscal year 2001, Gateway ended its rollout of Gateway store-within-a-store computer departments in the Company's superstores and has begun to remove its equipment and fixtures from such stores. On July 23, 2001, Gateway notified the Company of its termination of the MLA and its exercise of its redemption rights with respect to the Series B Shares. Thereafter, the Company, which had previously notified Gateway of Gateway's breaches under the MLA and related agreements, reaffirmed its position that Gateway was in breach of its obligations under the MLA and related agreements. Litigation and arbitration proceedings have commenced. OfficeMax has since announced a strategic alliance with another computer provider. OfficeMax does not anticipate redeeming any of the Company's preferred stock owned by Gateway until all of the issues associated with the strategic alliance and its wind down have been resolved. Based on current circumstances, it is unclear when such a resolution will occur.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

Portions of this Quarterly Report on Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any information in this report that is not historical information is a forward-looking statement which may be identified by the use of language such as "may," "will," "should," "expects," "plans," "anticipates," "estimates," "believes," "thinks," "continues," "indicates," "outlook," "looks," "goals," "initiatives," "projects," or variations thereof. These statements are likely to address the Company's growth strategy, future financial performance (including sales and earnings), strategic initiatives, marketing and expansion plans and the impact of operating initiatives. The forward-looking statements, which speak only as of the date the statement was made, are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated, projected or implied in the forward-looking statements. These risks and uncertainties include those described in Exhibit 99.1 of the Company's Annual Report on 10-K for the fiscal year ended January 27, 2001, and in other reports and exhibits to those reports filed with the Securities and Exchange Commission, and that description is incorporated herein by reference. You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company's SEC filings are available at no charge at www.sec.gov and www.freeEDGAR.com, as well as on a number of other Web sites. These risks and uncertainties include, but are not limited to, the following: risks associated with general economic conditions (including continued economic slowdown which could negatively impact future performance and profitability); and failure to adequately execute plans and unforeseen circumstances beyond the Company's control in connection with development, implementation and execution of new business processes, procedures and programs (including cost-and-expense control programs, store closings and openings, the Company's supply chain management program, the SAP enterprise resource planning computer system and the new vendor purchasing operating model). The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

The Company is a party to previously disclosed securities litigation pending in the United States District Court for the Northern District of Ohio, Eastern Division and the Cuyahoga County, Ohio Court of Common Pleas. As previously disclosed, those lawsuits involve claims against the Company and certain of its officers and directors for violations of the federal securities laws for allegedly making false and misleading statements that served to artificially inflate the value of the Company's stock and/or relating to the Company's shareholder rights plan. Since the previous disclosures, and during the period covered by this report, the following has occurred.

On June 8, 2001, BERNIE CORRAO, ET AL. VS. MICHAEL FEUER, ET AL., United States District Court for the Northern District of Ohio, Eastern Division, Case No. 1:01CV769, which was previously disclosed, was stayed indefinitely pursuant to a joint motion of the parties.

On June 13, 2001, ZACHARY FRANKLIN, ET AL. VS. OFFICEMAX, INC. ET AL., Cuyahoga County, Ohio Court of Common Pleas Case No. 434251, which was previously disclosed, was voluntarily dismissed without prejudice.

On June 14, 2001, MILLER, ET AL. VS. MICHAEL FEUER, ET AL., Cuyahoga County, Ohio Court of Common Pleas Case No. 404791 ("Miller 1"), which was previously disclosed, was voluntarily dismissed without prejudice. On that same day, the named plaintiff in Miller 1 filed a derivative action in the Cuyahoga County, Ohio Court of Common Pleas, MILLER, ET AL. VS. MICHAEL FEUER, ET AL., Case No. 441954, against the Company and nine of the Company's officers and/or directors ("Miller 2"). In MILLER 2, the plaintiff claims the defendants interfered with shareholders' franchise rights and breached their fiduciary duties by making certain misrepresentations which led to securities lawsuits, by improperly entrenching themselves in their positions, and by failing to exercise proper controls over the Company's supply, inventory, and distribution systems. On July 2, 2001, the plaintiff in MILLER 2 filed a derivative action in the United States District Court for the Northern District of Ohio, Eastern Division, MILLER, ET AL. VS. MICHAEL FEUER, ET AL., Case No. 1-01-01618, that was identical in substance to MILLER 2 and included as defendants the Company and seven of the nine officers and/or directors sued in MILLER 2 ("MILLER 3"). On August 3, 2001, MILLER 2 was voluntarily dismissed without prejudice. On August 23, 2001, MILLER 3 was stayed pursuant to a joint motion of the parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------


A. The 2001 Annual Meeting of Shareholders of OfficeMax was held on May 21, 2001. Shareholders of record at the close of business on April 6, 2001, were entitled to vote at the Annual Meeting of Shareholders.

B. The following persons were nominated to serve, and were elected, as directors of the Company to serve a term of two years or until their successors are elected: Raymond Bank, Michael Feuer, Philip Fishbach and Jerry Sue Thornton. The voting results for each nominee were as follows:

                              Name                                 For                         Withheld
                              ----                                 ---                         --------

                    Raymond Bank                               93,875,188                     10,878,262
                    Michael Feuer                              93,579,380                     11,174,070
                    Philip Fishbach                            93,812,827                     10,940,623
                    Jerry Sue Thornton                         93,870,279                     10,883,171

C. The shareholder proposal requesting the Board of Directors to redeem the preferred share purchase rights issued in March 2000 was rejected with 33,199,748 shares voting against, 29,105,101 shares voting for, 1,083,758 shares abstaining and 44,441,766 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------



(a)   Exhibits:               None

(b)   Reports on Form 8-K:    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OFFICEMAX, INC.

Date:  September 11, 2001            By: /s/ Michael A. Weisbarth
                                         ------------------------
                                             Michael A. Weisbarth
                                             Senior Vice President, Corporate
                                             Controller (Principal
                                             Accounting Officer)