Form 10-Q
period 2001-10-27
OFFICEMAX INC /OH/
filed 2001-12-11
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

        (Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 27, 2001

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                     Shares outstanding as of
        Title of each class                              November 23, 2001
        -------------------                              -----------------

   Common Shares, without par value                         113,346,344

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                 OCTOBER 27,      JANUARY 27,       OCTOBER 21,
                                                                     2001            2001             2000
                                                               ------------      ------------      ------------
                                                                 (Unaudited)                       (Unaudited)
 ASSETS
 Current Assets:
  Cash and equivalents                                         $     62,469      $    127,337      $     87,272
  Accounts receivable, net of allowances
    of $1,031, $1,261 and $306, respectively                         81,136           105,666            78,191
  Merchandise inventories                                           992,356         1,159,089         1,286,845
  Other current assets                                              150,475           110,821            78,940
                                                               ------------      ------------      ------------
      Total current assets                                        1,286,436         1,502,913         1,531,248
Property and Equipment:
  Buildings and land                                                 35,999            36,180            19,293
  Leasehold improvements                                            186,321           196,088           191,788
  Furniture, fixtures and equipment                                 615,911           599,813           551,549
                                                               ------------      ------------      ------------
  Total property and equipment                                      838,231           832,081           762,630
  Less: Accumulated depreciation and amortization                  (453,664)         (397,757)         (373,561)
                                                               ------------      ------------      ------------
      Property and equipment, net                                   384,567           434,324           389,069
Other assets and deferred charges                                    46,499            55,680            13,001
Goodwill, net of accumulated amortization
  of $87,293, $79,902 and $77,430, respectively                     292,959           300,350           302,822
                                                               ------------      ------------      ------------
                                                               $  2,010,461      $  2,293,267      $  2,236,140
                                                               ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                                     $    464,058      $    587,618      $    647,502
  Accrued expenses and other liabilities                            288,124           291,795           191,544
  Revolving credit facilities                                       140,400           220,000           180,000
  Redeemable preferred shares - Series B                             21,750              --                --
  Mortgage loan, current portion                                        121               116              --
                                                               ------------      ------------      ------------
      Total current liabilities                                     914,453         1,099,529         1,019,046
Mortgage loan                                                         1,564             1,663              --
Other long-term liabilities                                         127,736           141,245            81,091
                                                               ------------      ------------      ------------
      Total liabilities                                           1,043,753         1,242,437         1,100,137

Minority interest                                                    18,554            16,211            15,979
Redeemable preferred shares - Series A                               32,115            31,269            30,846
Redeemable preferred shares - Series B                                 --              21,050            20,700
Commitments and contingencies                                          --                --                --

Shareholders' Equity:
  Common shares, without par value; 200,000,000 shares
   authorized; 124,919,859, 124,969,255 and 124,969,255
   shares issued and outstanding, respectively                      864,172           865,319           866,269
  Deferred stock compensation                                           (91)             (321)             (204)
  Cumulative translation adjustment                                     428              (417)              377
  Retained earnings                                                 155,508           223,415           309,138
  Less:  Treasury stock, at cost                                   (103,978)         (105,696)         (107,102)
                                                               ------------      ------------      ------------
      Total shareholders' equity                                    916,039           982,300         1,068,478
                                                               ------------      ------------      ------------
                                                               $  2,010,461      $  2,293,267      $  2,236,140
                                                               ============      ============      ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                      13 WEEKS ENDED                             39 WEEKS ENDED
                                            ----------------------------------        ----------------------------------
                                               OCTOBER 27,       OCTOBER 21,           OCTOBER 27,         OCTOBER 21,
                                                 2001                2000                  2001                2000
                                            ---------------    ---------------        ---------------    ---------------

Sales                                       $     1,188,847    $     1,299,454        $     3,361,577    $     3,716,600
Cost of merchandise sold, including
   buying and occupancy costs                       906,129            989,098              2,544,982          2,826,354
                                            ---------------    ---------------        ---------------    ---------------

Gross profit                                        282,718            310,356                816,595            890,246

Store operating and selling expenses                280,314            301,815                784,382            822,064
Pre-opening expenses                                    390                892                  2,685              5,665
General and administrative expenses                  36,018             33,434                111,002            116,462
Goodwill amortization                                 2,464              2,464                  7,391              7,391
                                            ---------------    ---------------        ---------------    ---------------
Total operating expenses                            319,186            338,605                905,460            951,582

Operating loss                                      (36,468)           (28,249)               (88,865)           (61,336)

Interest expense, net                                 2,766              4,686                 12,923             10,784
Other (income) expense, net                             (25)               189                     61                413
                                            ---------------    ---------------        ---------------    ---------------

Loss before income taxes                            (39,209)           (33,124)              (101,849)           (72,533)
Income tax benefit                                  (14,714)           (12,045)               (37,832)           (26,224)
Minority interest                                     1,285                940                  2,344              1,907
                                            ---------------    ---------------        ---------------    ---------------

Net loss                                    $       (25,780)   $       (22,019)       $       (66,361)   $       (48,216)
                                            ===============    ===============        ===============    ===============

LOSS PER COMMON SHARE:
   Basic                                    $         (0.23)   $         (0.20)       $         (0.60)   $         (0.44)
                                            ===============    ===============        ===============    ===============
   Diluted                                  $         (0.23)   $         (0.20)       $         (0.60)   $         (0.44)
                                            ===============    ===============        ===============    ===============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
   Basic                                        113,218,671        112,804,543            113,161,739        112,726,125
                                            ===============    ===============        ===============    ===============
   Diluted                                      113,218,671        112,804,543            113,161,739        112,726,125
                                            ===============    ===============        ===============    ===============





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                               39 WEEKS ENDED
                                                                      ------------------------------
                                                                       OCTOBER 27,      OCTOBER 21,
                                                                           2001             2000
                                                                      ------------      ------------
 CASH PROVIDED BY (USED FOR):
 OPERATIONS
   Net loss                                                           $    (66,361)     $    (48,216)
   Adjustments to reconcile net loss to net cash
   provided by (used for) operations:
     Depreciation and amortization                                          76,926            74,379
     Deferred income taxes                                                  12,226            (4,602)
     Other, net                                                              9,669            10,354
   Changes in current assets and current liabilities:
     Decrease (increase) in inventories                                    166,733           (13,001)
     Decrease in accounts payable - trade                                  (84,677)          (70,630)
     Decrease in accounts receivable                                        26,358            33,543
     Decrease in accrued expenses and other liabilities                    (12,451)          (47,183)
     Other, net                                                            (44,993)           13,374
                                                                      ------------      ------------
       Net cash provided by (used for) operations                           83,430           (51,982)
                                                                      ------------      ------------

INVESTING
     Capital expenditures                                                  (32,461)          (76,031)
     Other, net                                                             (1,551)             (942)
                                                                      ------------      ------------
       Net cash used for investing                                         (34,012)          (76,973)
                                                                      ------------      ------------

FINANCING
     (Decrease) increase in revolving credit facilities                    (79,600)           88,200
     Payments of mortgage principal                                            (94)          (16,425)
     (Decrease) increase in overdraft balances                             (41,067)           16,856
     Decrease in advanced payments for leased facilities                     2,050             3,429
     Proceeds from the issuance of common stock, net                           570             1,765
     Proceeds from the issuance of preferred stock, net                       --              50,000
     Other, net                                                              1,054               (39)
                                                                      ------------      ------------
       Net cash (used for) provided by financing                          (117,087)          143,786
                                                                      ------------      ------------

Effect of exchange rate changes on cash and cash equivalents                 2,801              (646)
                                                                      ------------      ------------
Net (decrease) increase in cash and equivalents                            (64,868)           14,185
Cash and equivalents, beginning of the period                              127,337            73,087
                                                                      ------------      ------------

Cash and equivalents, end of the period                               $     62,469      $     87,272
                                                                      ============      ============

SUPPLEMENTAL INFORMATION
Interest paid on debt                                                 $     13,650      $     11,530
                                                                      ============      ============
Taxes paid on income                                                  $      1,070      $      2,384
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

                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)



                                                                 Deferred       Cumulative
                                                     Common        Stock       Translation    Retained       Treasury
                                                     Shares     Compensation    Adjustment     Earnings       Stock         Total
                                                   ----------   ------------    ----------    ----------    ----------    ----------

BALANCE AT JANUARY 27, 2001                        $  865,319    $     (321)   $     (417)   $  223,415    $ (105,696)   $  982,300


Comprehensive income (loss):
   Net loss                                              --            --            --         (66,361)         --         (66,361)

   Cumulative translation adjustment                     --            --             845          --            --             845
                                                                                                                         ----------
Total comprehensive loss                                                                                                    (65,516)

Issuance of common shares
  under director plan                                     (38)         --            --            --              63            25

Sale of shares under
  management share purchase
  plan (including tax benefit)                           --              26          --            --            --              26


Sale of shares under employee
  share purchase plan
  (including tax benefit)                              (1,109)         --            --            --           1,655           546


Amortization of deferred
  compensation                                           --             204          --            --            --             204

Preferred Stock Accretion                                --            --            --          (1,546)         --          (1,546)
                                                   ----------    ----------    ----------    ----------    ----------    ----------

BALANCE AT OCTOBER 27, 2001                        $  864,172    $      (91)   $      428    $  155,508    $ (103,978)   $  916,039
                                                   ==========    ==========    ==========    ==========    ==========    ==========









The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE 13 AND 39 WEEKS ENDED
                      OCTOBER 27, 2001 AND OCTOBER 21, 2000



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

2. The Company's consolidated financial statements for the 13 and 39 weeks ended October 27, 2001 and October 21, 2000 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 27, 2001 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 3, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements, and the notes thereto, included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal year 2001 ends on January 26, 2002 and includes 52 weeks. Fiscal year 2000 ended on January 27, 2001 and included 53 weeks.

4. At October 27, 2001, OfficeMax operated a chain of 990 superstores in 49 states, Puerto Rico, the U.S. Virgin Islands and, through joint venture partnerships, in Mexico and Brazil. In addition to offering office products, business machines and related items, OfficeMax superstores also feature CopyMax and FurnitureMax, store-within-a-store modules devoted exclusively to print-for-pay services and office furniture. Additionally, the Company reaches customers with an offering of over 30,000 items through its eCommerce site, "OfficeMax.com," its direct-mail catalogs and its outside sales force, all of which are serviced by its three PowerMax distribution facilities, 18 delivery centers and two national call centers.

5.   The components of the Company's comprehensive loss are as follows:

     (Dollars in thousands)

                                                    13 WEEKS ENDED                        39 WEEKS ENDED
                                            ------------------------------        ----------------------------
                                             October 27,       October 21,        October 27,       October 21,
                                                2001              2000              2001               2000
---------------------------------------------------------------------------------------------------------------

Net loss                                     $(25,780)          $(22,019)          $(66,361)          $(48,216)
Other comprehensive income:
    Cumulative translation adjustment             500                273                845                377
                                             --------           --------           --------           --------

Comprehensive loss                           $(25,280)          $(21,746)          $(65,516)          $(47,839)
                                             ========           ========           ========           ========

6. Earnings per share are calculated in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all potentially dilutive common stock equivalents.

     A reconciliation of the basic and diluted per share computations is as follows:

     (Dollars in thousands, except per share data)

                                                          13 WEEKS ENDED                        39 WEEKS ENDED
                                             -----------------------------------      ------------------------------------
                                                October 27,         October 21,         October 27,        October 21,
                                                  2001                 2000                2001                 2000
--------------------------------------------------------------------------------------------------------------------------

Net loss                                     $     (25,780)       $     (22,019)       $     (66,361)       $     (48,216)
Preferred stock accretion                             --                   (773)              (1,546)              (1,546)
                                             -------------        -------------        -------------        -------------
Net loss available
    to common shareholders                   $     (25,780)       $     (22,792)       $     (67,907)       $     (49,762)
                                             =============        =============        =============        =============

Weighted average number of common
    shares outstanding                         113,218,671          112,804,543          113,161,739          112,726,125

Effect of dilutive securities:
    Stock options                                     --                   --                   --                   --
    Restricted stock units                            --                   --                   --                   --
                                             -------------        -------------        -------------        -------------

Weighted average number of common
    shares outstanding and assumed
    conversions                                113,218,671          112,804,543          113,161,739          112,726,125
                                             =============        =============        =============        =============

Loss per common share-Basic                  $       (0.23)       $       (0.20)       $       (0.60)       $       (0.44)
                                             =============        =============        =============        =============

Loss per common share-Diluted                $       (0.23)       $       (0.20)       $       (0.60)       $       (0.44)
                                             =============        =============        =============        =============



     Options to purchase 14,324,664 shares at a weighted average exercise price of $7.91 and 83,521 restricted stock units were excluded from the calculation of diluted earnings per share for the 13 and 39 weeks ended October 27, 2001, because their effect would have been anti-dilutive due to the net loss recognized in those periods. Options to purchase 12,973,768 shares at a weighted average exercise price of $9.61 and 149,169 restricted stock units were excluded from the calculation of diluted earnings per share for the 13 and 39 weeks ended October 21, 2000, because their effect would have been anti-dilutive due to the net loss recognized in those periods.

7. During the fourth quarter of fiscal year 2000, the Company announced that as a result of a review of its real estate portfolio, it elected to close 50 underperforming superstores. In conjunction with this, the Company recorded a pre-tax charge for store closing and asset impairment of $109,578,000 during the fourth quarter of fiscal year 2000. During the first 39 weeks of fiscal year 2001, 47 stores completed the liquidation process and were closed. The remaining stores are expected to begin the liquidation process by the end of fiscal year 2001. As of October 27, 2001 and January 27, 2001, the Company had a reserve for store closing costs of $76,400,000 and $97,673,000, respectively, of which $52,711,000 and
     $72,314,000 was included in other long-term liabilities.

     A reconciliation of major components of the store closing reserve is as follows:

     (Dollars in thousands)

                                                      BALANCE                               BALANCE
                                                     JANUARY 27,         PAYMENT /         OCTOBER 27,
                                                        2001              USAGE               2001
--------------------------------------------- -------------------------------------------------------

Lease disposition                                      $91,477           $18,361             $73,116

Other closing costs, including severance, and
  asset impairment                                       6,196             2,912               3,284
                                                       -------           -------             -------

  Total                                                $97,673           $21,273             $76,400
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

     Through joint venture partnerships, the Company operates 27 superstores in Mexico and Brazil. The joint venture superstores are similar to those in the United States. OfficeMax owns a majority interest in a joint venture in Mexico, OfficeMax de Mexico. As a result, the Company includes the net assets, results of operations, and cash flows of OfficeMax de Mexico in its consolidated financial statements. The Company's investment in a joint venture in Brazil is accounted for under the cost method. Other than its investments in joint venture partnerships, the Company has no international sales or assets.

     Sales for the Company's joint venture in Mexico and the minority interest in the net income of the joint venture were as follows:

     (Dollars in thousands)

                                                13 WEEKS ENDED                        39 WEEKS ENDED
                                    -----------------------------------    ------------------------------------
                                     October 27,          October 21,       October 27,        October 21,
                                        2001                 2000              2001              2000
---------------------------------------------------------------------------------------------------------------

Sales                                 $ 36,748              $ 33,315         $100,352           $ 81,001

Minority interest                     $  1,285              $    940         $  2,344           $  1,907

     The net assets of OfficeMax de Mexico included long-lived assets, primarily fixed assets, of $19,450,000 and $19,312,000 as of October 27, 2001 and January 27, 2001, respectively.

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

10. In fiscal year 2000, Gateway Companies, Inc. ("Gateway") committed to operate licensed store-within-a-store computer departments within all OfficeMax superstores in the United States pursuant to a strategic alliance, which included the terms of a Master License Agreement ("MLA"). In connection with the investment requirements of the strategic alliance, Gateway invested $50,000,000 in OfficeMax convertible preferred stock. During the first quarter of fiscal year 2001, Gateway announced its intentions to discontinue selling computers in non-Gateway stores, including OfficeMax superstores, and OfficeMax has since announced a strategic alliance with another computer provider. Gateway's investment in the Company and the status of discussions between OfficeMax and Gateway regarding Gateway's performance under the strategic alliance are described in greater detail in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Gateway Alliance."

11. During the fourth quarter of fiscal year 2000, the Company adopted Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"), which requires that fees charged to customers in a sales transaction for shipping and handling be classified as revenue. Adoption of Issue 00-10 resulted in the reclassification to sales of approximately $865,000 and $3,103,000 of shipping and handling fees previously recorded as a reduction of store operating and selling expenses for the 13 and 39 weeks ended October 21, 2000. The Company has elected to continue to record shipping and handling related costs in store operating and selling expense. Such costs were approximately $14,343,000 and $43,314,000 for the 13 and 39 weeks ended October 27, 2001, respectively, compared to $15,069,000 and $47,949,000 for the 13 and 39 weeks ended October 21, 2000, respectively.

12. During the first quarter of fiscal year 2001, the Company adopted Emerging Issues Task Force Issue 00-14, "Accounting for Certain Sales Incentives" ("Issue 00-14"), which addresses the timing of recognition for certain sales incentives and requires that those sales incentives be recorded as a reduction of sales. Adoption of Issue 00-14 resulted in the reclassification as a reduction of sales of approximately $8,514,000 and $16,574,000 of sales incentives previously recognized in store operating and selling expenses for the 13 and 39 weeks ended October 21, 2000.

13. During the first quarter of fiscal year 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Adoption of FAS 133 did not have a significant effect on the earnings or the financial position of the Company.

14. During the second quarter of fiscal year 2001, the FASB issued Statement No. 141, "Accounting for Business Combinations" ("FAS 141") and Statement No. 142, "Goodwill and Other Intangibles" ("FAS 142"). These Statements modify accounting for business combinations and address the accounting for goodwill and other intangible assets. The provisions of FAS 141 are effective for business combinations initiated after June 30, 2001. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. FAS 142 specifies that, among other things, goodwill and intangible assets with an indefinite useful life will no longer be amortized. The standard requires goodwill and intangible assets with an indefinite useful life to be periodically tested for impairment and written down to fair value if considered impaired. Intangible assets with estimated useful lives will continue to be amortized over those periods. The Company is currently assessing the financial statement impact of the adoption of these Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS


Sales for the 13 and 39 weeks ended October 27, 2001 declined to $1,188,847,000 and $3,361,577,000, respectively, from $1,299,454,000 and $3,716,600,000 for the comparable prior year periods. Sales for the 13-week prior year period included sales of approximately $31,317,000 from the 46 stores that were closed as of the first day of the current fiscal year. Sales for the 39-week prior year period included sales of approximately $190,678,000 from the Company's discontinued former Computer Business Segment and the 46 stores that were closed as of the first day of the current fiscal year. Excluding sales from the Computer Business Segment and the closed stores, current year sales decreased approximately 6% and 5%, respectively, from the comparable 13 and 39-week prior year periods, primarily as a result of comparable-store sales decreases. Comparable-store sales decreased approximately 8% and 7% during the 13 and 39 weeks ended October 27, 2001, respectively. The slowing U.S. economy, especially following the September 11th terrorist attacks, negatively impacted current year comparable-store sales. Management estimates the sales loss during the period immediately following the terrorist attacks was approximately $30,000,000 during the period ended October 27, 2001. The comparable-store sales decreases were partially offset by additional sales from new superstores opened during the fourth quarter of fiscal year 2000 and at various points during the 39 weeks ended October 27, 2001, and sales increases for the Company's joint venture in Mexico. Sales for OfficeMax de Mexico increased 10% and 24%, respectively, during the 13 and 39 weeks ended October 27, 2001 as a result of comparable-store sales increases and additional sales from two (net) new superstores opened in Mexico since the end of the third quarter last year.

Cost of merchandise sold, including buying and occupancy costs, increased as a percentage of sales to 76.2% for the 13 weeks ended October 27, 2001, from 76.1% for the comparable period last year. For the 39 weeks ended October 27, 2001, cost of merchandise sold, including buying costs, decreased as a percentage of sales to 75.7%, compared to 76.1% for the comparable period last year. Gross profit decreased to 23.8% of sales for the 13 weeks ended October 27, 2001, from 23.9% of sales for the comparable prior year period. For the 39 weeks ended October 27, 2001, gross profit increased to 24.3% of sales, compared to 23.9% of sales for the comparable period last year. The year-to-date increase in gross profit as a percentage of sales was primarily due to the phase-out of the Computer Business Segment that was completed as of the end of the second quarter last year. Also, gross profit for the third quarter of last year was reduced by a charge for litigation settlement of $19,465,000. The de-leveraging of certain fixed occupancy and freight costs on a year-over-year basis reduced gross profit by approximately 1.1% and 1.3% of sales during the 13 and 39 weeks ended October 27, 2001.

Store operating and selling expenses, which consist primarily of store payroll, operating and advertising expenses, decreased to $280,314,000 and $784,382,000 for the 13 and 39 weeks ended October 27, 2001, respectively, from $301,815,000 and $822,064,000 for the comparable prior year periods. The decreases in store operating and selling expenses were primarily due to the elimination of the Company's former Computer Business Segment and the 46 stores that were closed as of the first day of the current fiscal year. The decrease in store operating and selling expenses was partially offset by a reserve for legal matters recorded during the third quarter of the current fiscal year. As a percentage of sales, store operating and selling expenses increased to 23.6% and 23.3% for the 13 and 39 weeks ended October 27, 2001, respectively, from 23.2% and 22.1% for the comparable periods a year earlier, primarily due to the reserve for legal matters. In addition, the Company continued to devote resources designed to enhance the customer shopping experience and increase sales, which also contributed to the increases in store operating and selling expenses as a percentage of sales.

Pre-opening expenses were $390,000 and $2,685,000 for the 13 and 39 weeks ended October 27, 2001, respectively, and $892,000 and $5,665,000 for the comparable periods last year. During the third quarter of the current fiscal year, the Company opened four new domestic superstores and one new superstore in Mexico through its joint venture partnership. During the first 39 weeks of the current fiscal year, the Company opened 16 new domestic superstores, completed expansion of its PowerMax distribution center in Las Vegas, and opened three new superstores in Mexico. During the comparable prior year periods, the Company opened 9 and 47 new domestic superstores, respectively. Also during fiscal year 2000, the Company opened a PowerMax distribution center in

Jefferson County, Alabama for which it incurred pre-opening expenses of approximately $1,000,000. Store pre-opening expenses, which consist primarily of payroll, supplies and grand opening advertising, are expensed as incurred and averaged approximately $90,000 per domestic superstore opened in the 13 and 39-week periods ended October 27, 2001 and October 21, 2000. Pre-opening expenses are expected to average approximately $90,000 per domestic superstore during the remainder of fiscal year 2001.

General and administrative expenses increased to $36,018,000 during the 13 weeks ended October 27, 2001, from $33,434,000 during the 13 weeks ended October 21, 2000. The year-over-year increase in third quarter general and administrative expenses was primarily due to costs for consulting services supporting various company initiatives. For the 39 weeks ended October 27, 2001, general and administrative expenses decreased to $111,002,000, from $116,462,000 for the comparable period last year. The year-to-date decrease in general and administrative expenses was primarily due to the Company's continued cost-and-expense control efforts and efficiency gains as a result of the Company's information technology initiatives. As a percentage of sales, general and administrative expenses increased to 3.0% and 3.3% for the 13 and 39 weeks ended October 27, 2001, respectively, as compared to 2.6% and 3.1% for the comparable periods last year.

Goodwill amortization was $2,464,000 and $7,391,000 for the 13 and 39 weeks ended October 27, 2001 and the 13 and 39 weeks ended October 21, 2000. Goodwill is capitalized and amortized over 10 - 40 years using the straight-line method.

Interest expense, net, was $2,766,000 and $12,923,000 for the 13 and 39 weeks ended October 27, 2001, as compared to $4,686,000 and $10,784,000 for the comparable periods last year. The year-over-year decrease in interest expense during the third quarter was due to reduced average outstanding borrowings and lower interest rates. The increase in interest expense during the 39 weeks ended October 27, 2001 was primarily due to fees related to the Company's new revolving credit facility and higher average outstanding borrowings during the first quarter of the current fiscal year as compared to the same period last year.

The Company recognized income tax benefits of $14,714,000 and $37,832,000 for the 13 and 39 weeks ended October 27, 2001, as compared to income tax benefits of $12,045,000 and $26,224,000 for the same periods a year ago. The effective tax rates for all periods presented are different from the federal statutory income tax rate primarily as a result of goodwill amortization, and state and local taxes.

As a result of the foregoing, the Company had net losses of $25,780,000 and $66,361,000 for the 13 and 39 weeks ended October 27, 2001, as compared to net losses of $22,019,000 and $48,216,000 for the comparable periods a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations provided $83,430,000 of cash during the 39 weeks ended October 27, 2001, primarily as a result of a decrease in inventory, partially offset by a reduction in accounts payable. Inventory decreased $166,733,000 since the end of the prior fiscal year primarily as a result of the Company's supply-chain management initiatives. Year-over-year, inventory turns increased to 3.3 times per year from 3.0 in the prior year. Average per-store inventory decreased 25% on a year over year basis. Accounts payable decreased $84,677,000 during the current year and accounts payable-to-inventory leverage was 46.8% at October 27, 2001 compared to 50.7% at the end of the prior fiscal year. The Company's operating activities used $51,982,000 of cash during the 39 weeks ended October 21, 2000.

Net cash used for investing was $34,012,000 for the 39 weeks ended October 27, 2001 compared to $76,973,000 in the comparable prior year period. Capital expenditures, primarily for new superstores and the Company's information technology initiatives, were $32,461,000 during the 39 weeks ended October 27, 2001 and $76,031,000 during the comparable period in the prior year.

Net cash used for financing was $117,087,000 for the 39 weeks ended October 27, 2001. Current year financing activities primarily represent a reduction in borrowings under the Company's revolving credit facility and a decrease in overdraft balances. Net cash provided by financing was $143,786,000 in the comparable prior year period, primarily representing borrowings under the Company's revolving credit facilities and the proceeds from the issuance of preferred stock.

The Company plans to open one new domestic superstore and, through its joint venture partnership, two new superstores in Mexico during the remainder of the current fiscal year.

The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings to be sufficient to finance its operations and capital requirements, including its expansion and information technology strategies.

On November 30, 2000, the Company entered into a three-year senior secured revolving credit facility. The revolving credit facility is secured by a first priority perfected security interest in the Company's inventory and certain accounts receivable and provides for borrowings of up to $700,000,000 at the bank's base rate or Eurodollar Rate plus 1.75% to 2.50% depending on the level of borrowing. As of October 27, 2001, the Company had outstanding borrowings of $140,400,000 under the revolving credit facility at a weighted average interest rate of 4.43%. From this facility, the Company had $112,153,000 of standby letters of credit outstanding as of October 27, 2001 in connection with its self-insurance program and two synthetic leases. These letters of credit are considered outstanding amounts under the revolving credit facility. The Company pays quarterly usage fees of between 1.62% and 1.87% per annum on the outstanding standby letters of credit. The Company must also pay quarterly fees of 0.25% per annum on the unused portion of the revolving credit facility. Also during the fourth quarter of fiscal year 2000, the Company obtained a one-year commitment from a financial institution for an additional $50,000,000 in letters of credit to be used for the Company's merchandise import program. As of October 27, 2001, $15,676,000 of these letters of credit were outstanding. Upon expiration of the additional $50,000,000 letter of credit facility during the fourth quarter of fiscal year 2001, the Company expects to issue letters of credit for its merchandise import program, when required, from its current revolving credit facility.

On August 13, 1998, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its common stock on the open market. As of October 27, 2001, the Company had purchased a total of 12,702,100 shares at a cost of $113,619,000. No purchases have been made during the current fiscal year.

The Company's business is seasonal, with sales higher in the third and fourth fiscal quarters, which include the back-to-school period and the holiday selling season, respectively, followed by the traditional new year office supply restocking month of January. Sales in the second quarter's summer months are the slowest of the year primarily because of lower office supplies consumption during the summer vacation period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 141, "Accounting for Business Combinations" ("FAS 141") and Statement No. 142, "Goodwill and Other Intangibles" ("FAS 142"). These Statements modify accounting for business combinations and address the accounting for goodwill and other intangible assets. The provisions of FAS 141 are effective for business combinations initiated after June 30, 2001. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. FAS 142 specifies that, among other things, goodwill and intangible assets with an indefinite useful life will no longer be amortized. The standard requires goodwill and intangible assets with an indefinite useful life to be periodically tested for impairment and written down to fair value if considered impaired. Intangible assets with estimated useful lives will continue to be amortized over those periods. The Company is currently assessing the financial statement impact of the adoption of these Statements.

In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). This Statement requires that a liability for an asset retirement obligation be recognized when incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the financial statement impact of the adoption of this Statement.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This Statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " but retains many of its fundamental provisions. FAS 144 also expands the scope of discontinued operations to include more disposal transactions. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the financial statement impact of the adoption of this Statement.

LEGAL PROCEEDINGS

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

GATEWAY ALLIANCE

In fiscal year 2000, Gateway Companies, Inc. ("Gateway") committed to operate licensed store-within-a-store computer departments within all OfficeMax superstores in the United States pursuant to a strategic alliance, which included the terms of a Master License Agreement (the "MLA"). In connection with the investment requirements of the strategic alliance, during the second quarter of fiscal year 2000, Gateway invested $50,000,000 in OfficeMax convertible preferred stock - $30,000,000 in Series A Voting Preference Shares (the "Series A Shares") designated for OfficeMax and $20,000,000 in Series B Serial Preferred Shares (the "Series B Shares") designated for OfficeMax.com.

The Series A Shares, which had a purchase price of $9.75 per share, vote on an as-converted to Common Shares basis (one vote per share) and do not bear any interest or coupon. The Series A Shares increase in value from $9.75 per share to $12.50 per share on a straight-line basis over the five-year term of the alliance. The Company recognizes the increase in value by a charge directly to Retained Earnings for Preferred Share Accretion. The Series B Shares, which had a purchase price of $10 per share, bear a coupon rate of 7% per annum and have no voting rights.

During the first quarter of fiscal year 2001, Gateway announced its intention to discontinue selling computers in non-Gateway stores, including OfficeMax superstores. At that time, OfficeMax and Gateway began discussing legal issues regarding Gateway's performance under the strategic alliance. In the second quarter of fiscal year 2001, Gateway ended its rollout of Gateway store-within-a-store computer departments in the Company's superstores and has removed its equipment and fixtures from such stores. On July 23, 2001, Gateway notified the Company of its termination of the MLA and its exercise of its redemption rights with respect to the Series B Shares. Thereafter, the Company, which had previously notified Gateway of Gateway's breaches under the MLA and related agreements, reaffirmed its position that Gateway was in breach of its obligations under the MLA and related agreements. Litigation and arbitration proceedings have commenced. OfficeMax does not anticipate redeeming any of the Company's preferred stock owned by Gateway until all of the issues associated with the strategic alliance and its wind down have been resolved. Based on current circumstances, it is unclear when such a resolution will occur. In May 2001, OfficeMax announced a strategic alliance with another computer provider.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements made in this Quarterly Report on Form 10-Q, other than those concerning historical information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are made pursuant to the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements use such words as "may," "will," "should," "expects," "plans," "anticipates," "estimates," "believes," "thinks," "continues," "indicates," "outlook," "looks," "goals," "initiatives," "projects," or variations thereof. Forward-looking statements are based on management's current beliefs and assumptions regarding future events and operating performance and speak only as of the date of this report. These statements are likely to address the Company's growth strategy, future financial performance

(including sales and earnings), strategic initiatives, marketing and expansion plans and the impact of operating initiatives. Forward-looking statements are subject to a number of risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause the Company's actual results to differ materially from those expressed or implied in such statements. These risks and uncertainties include the following: risks associated with general economic conditions (including the effects of additional terrorist attacks and hostilities, continued economic slowdown and declining employment rate or other changes in our customers' business environments); failure to adequately execute plans and unforeseen circumstances beyond the Company's control in connection with the development, implementation and execution of new business processes, procedures and programs (including cost control programs, store openings and closings, the Company's supply-chain management program, enterprise resource planning computer system and new vendor purchasing operating model); greater than expected expenses associated with the Company's activities; and other risks and uncertainties described in Exhibit 99.1 of the Company's Annual Report on 10-K for the fiscal year ended January 27, 2001, and in other reports and exhibits to reports filed with the Securities and Exchange Commission (those descriptions are incorporated herein by reference). You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company's SEC filings are available, at no charge, at www.sec.gov and www.freeEDGAR.com, as well as on a number of other Web sites. The foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------


The Company is exposed to market risk, principally interest rate risk and foreign exchange risk.

Interest earned on the Company's cash equivalents and short-term investments, as well as interest paid on its debt and lease obligations, are sensitive to changes in interest rates. The interest rate for the Company's revolving credit facility is variable, while the Company's long-term debt and the interest component of its operating leases are generally at a fixed rate. The Company manages its interest rate risk by maintaining a combination of fixed and variable rate debt. The Company believes its potential exposure to interest rate risk is not material to the Company's financial position or the results of its operations.

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

                                  OFFICEMAX, INC.

Date:  December 11, 2001          By: /s/ Michael A. Weisbarth
                                      ------------------------
                                      Michael A. Weisbarth
                                      Senior Vice President, Corporate
                                      Controller (Principal Accounting Officer)