Form 10-K
period 2002-01-26
OFFICEMAX INC /OH/
filed 2002-04-17
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended JANUARY 26, 2002
                                             ----------------

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 5, 2002 was approximately $717,270,415.

The number of Common Shares, without par value, of the Registrant outstanding, net of treasury shares, as of April 5, 2002 was 123,667,313.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for use at the 2002 Annual Meeting of Shareholders to be held on May 21, 2002, are incorporated by reference in
Part III of this report.

                                TABLE OF CONTENTS

                Item No.                                                                                   Page No.
                --------                                                                                 -----------
   Part I
                 1.   Business                                                                                3
                 2.   Properties                                                                              9
                 3.   Legal Proceedings                                                                       10
                 4.   Submission of Matters to a Vote of Security Holders                                     10
   Part II
                 5.   Market for Registrant's Common Shares and Related Shareholder Matters                   13
                 6.   Selected Financial Data                                                                 14
                 7.   Management's Discussion and Analysis of Financial Condition and                         15
                            Results of Operations
                7A.   Quantitative and Qualitative Disclosures About Market Risk                              28
                 8.   Financial Statements and Supplementary Data                                             28
                 9.   Changes in and Disagreements with Accountants on Accounting and                         28
                            Financial Disclosure
   Part III
                10.   Directors and Executive Officers of the Registrant                                      29
                11.   Executive Compensation                                                                  29
                12.   Security Ownership of Certain Beneficial Owners and Management                          29
                13.   Certain Relationships and Related Transactions                                          29
   Part IV
                14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        30

                Signatures                                                                                    31
                Exhibit Index                                                                                 32


                                     PART I

ITEM 1. BUSINESS

GENERAL

         OfficeMax, Inc. ("OfficeMax" or the "Company"), which was incorporated in Ohio in 1988, operates a chain of high-volume, deep-discount office products superstores. As of January 26, 2002, OfficeMax owned and operated 993 superstores in 49 states, Puerto Rico, U.S. Virgin Islands and, through joint venture partnerships, in Mexico and Brazil. In addition to offering office products, business-machines and related items, OfficeMax superstores also feature CopyMax(R) and FurnitureMax(R), in-store modules devoted exclusively to print-for-pay services and office furniture. Additionally, the Company reaches customers with over 30,000 items through its award winning eCommerce site, OfficeMax.com(R), its direct-mail catalogs and its outside sales force, all of which are serviced by its three PowerMax distribution facilities, 18 delivery centers and two national customer call/contact centers.

         The typical full-size OfficeMax superstore is approximately 20,000 to 23,500 square feet and offers over 10,000 office products and related items. During the first quarter of fiscal year 2002, the Company launched a major initiative designed to enhance its domestic retail superstore presentation. A key aspect of this program is strategically focused on the enhanced in-store presentation of higher profit margin products including supplies, furniture and the Company's print-for-pay services. The initiative is designed to capitalize on the Company's improved replenishment network and reduced per-store inventory by lowering the height of certain store fixtures, enhancing in-store signage and improving merchandise adjacencies. At OfficeMax.com (www.officemax.com), the Company offers over 30,000 items, with free, fast delivery on orders over $50 for most locations, and a credit card security guarantee. OfficeMax.com also provides a variety of services targeted at small business and home office customers such as express orders for frequently purchased products, usage reporting, online order tracking, convenient order-by-number features and an informational resource center. OfficeMax.com also offers an expanding array of integrated business services targeted to small business and home office customers, including communications, eBusiness utilities, marketing, travel, virtual learning and financial services.

         The Company markets its merchandise primarily to small- and medium-size businesses, home office customers and individual consumers. By extending and integrating its marketing channels to include direct-mail catalog and an outside sales force, OfficeMax also serves the medium and larger corporate customer.

         The following table summarizes the Company's domestic superstore real estate activity by fiscal year, including Puerto Rico and the U.S. Virgin
Islands:

    FISCAL          STORES            STORES           STORES
     YEAR           OPENED            CLOSED          ACQUIRED           TOTAL
-------------------------------------------------------------------------------
     1988              3                 -                -                 3
     1989              8                 -                -                11
     1990             23                 -               12                46
     1991             33                 -                -                79
     1992             61                 2               41               179
     1993             53                 9              105               328
     1994             70                10                -               388
     1995             80                 -                -               468
     1996             96                 -                -               564
     1997            150                 1                -               713
     1998            120                 1                -               832
     1999            115                 1                -               946
     2000             54                 5                -               995
     2001             17                48                -               964


         As of January 26, 2002, through joint venture partnerships, OfficeMax operated 27 stores in Mexico and 2 stores in Brazil.

BUSINESS SEGMENTS

         The Company has two business segments: Domestic and International. The Company's operations in the United States comprise its retail stores, eCommerce operations, catalog business and outside sales groups all of which are included in the Domestic segment. The operations of the Company's joint venture in Mexico, OfficeMax de Mexico, are now included in the International segment. As of the beginning of fiscal year 2001, OfficeMax completed its previously announced business integration and aligned its domestic eCommerce business, catalog operations and outside sales groups with its superstores in order to more efficiently leverage its various direct business channels. As a result of this process, management now evaluates performance and allocates resources based on an integrated view of its domestic operations.

BUSINESS STRATEGY

         The Company's strategy is to gain market share, to be a leading provider of office products, supplies and services in each of the markets in which it competes and to continue to take advantage of expansion opportunities in existing and new markets, including international expansion with a focus on Latin America. The key elements of this strategy are as follows:

                  - Extensive Merchandise and Service Offering. Each OfficeMax superstore offers over 10,000 stock keeping units ("SKUs") of quality, name-brand and private-label merchandise. This offering represents a breadth and depth of in-stock items that are not available from traditional office products retailers, mass merchandisers or wholesale clubs. During fiscal year 2001, the Company launched several major initiatives with its vendor partners to expand its service and product offerings, including agreements with Hewlett-Packard and Earthlink. Through its strategic alliance with Hewlett-Packard, the Company offers configure-to-order computers which can be purchased from customer action kiosks located in all domestic OfficeMax superstores. Through its partnership with Earthlink, OfficeMax offers its customers a full suite of Internet solutions, including traditional ISP services and high-speed DSL, cable and satellite connectivity. The Company has also announced a strategic partnership with Airborne Express, whereby the Company will offer full-service shipping services in its domestic superstores. During the first quarter of fiscal year 2002, the Company launched a select-market test of the Airborne Express services and expects a national roll-out to all of its superstores beginning in the second quarter of fiscal year 2002. Additionally, the Company has formed strategic partnerships with various vendor partners to provide direct vendor fulfillment to OfficeMax customers which will enable the Company to significantly expand its product offering without any incremental inventory risk or working capital requirements. These strategic alliances are expected to increase sales and build additional customer loyalty with the Company's target customers, particularly small business operators.

                  - New Store Prototype. The Company's merchandise presentation is highlighted by wide aisles with open ceilings, bright lighting, colorful signage and bold graphics. This easy-to-shop presentation is designed to enhance customer convenience, create an enjoyable shopping experience and promote impulse buying. During the first quarter of fiscal year 2002, the Company launched a major initiative designed to improve its domestic retail superstore presentation. The initiative is designed to capitalize on the Company's improved replenishment network and reduced per-store inventory by lowering the height of certain store fixtures, enhancing in-store signage and improving merchandise adjacencies. Beginning in fiscal year 2001, the Company's revised prototype store size is approximately 20,000 square feet, approximately 15% less than previous prototypes of 23,500 square feet. The majority of leases for new stores now being executed are for approximately 20,000 square feet. During fiscal year 2001, the Company began the process of right-sizing existing superstores, a process whereby the Company attempts to reduce the size of its older larger superstores closer to the new prototype square footage as leases are renewed. Currently, the Company has plans to right-size approximately 10 existing superstores and intends to pursue additional selective and strategic opportunities to right-size existing, non-prototype superstores to approximately 20,000 square feet.

                  - Guaranteed Everyday Low Prices. The Company maintains an everyday low price policy. The Company guarantees its low prices by matching any advertised price or refunding the difference between a lower advertised price and the price paid at OfficeMax within 14 days, subject to certain exclusions. The Company is testing the promotion of an additional 15% merchandise credit to be issued if the lower price is from an office products superstore such as Office Depot(TM) and Staples(TM).

                  - Customer Service. To develop and maintain customer loyalty, OfficeMax is fostering a customer-centric sales culture that focuses associates on making customer service their number one priority. The Company views the quality of its associates' interaction with its customers as critical to its success. To this end, the Company emphasizes training and personnel development and seeks to attract and retain well-qualified, highly motivated associates. Additionally, the Company has centralized most administrative functions at its corporate office and customer call/contact centers and automated many store-level tasks or shifted such tasks to off hours to enable in-store associates to focus on effective customer service. Effective customer service is a fundamental element of the Company's "Seek and Sell" initiative designed to maximize add-on sales.

                  - Marketing Concepts. OfficeMax's in-store marketing concepts are designed to complement its core office supply merchandise assortment by providing additional products and services to the Company's customers and an opportunity for incremental store traffic. These concepts include the departments or "in-store modules" CopyMax and FurnitureMax. CopyMax offers customers a wide range of "print-for-pay" services from self-service black and white copying to full-service digital printing and publishing. FurnitureMax provides a full line of office furniture and related accessories and a variety of specialized services such as office layout and design and professional set-up and installation.

                  - OfficeMax.com. The Company believes that the Internet is an increasingly important medium for the sale of office products and the provision of business services. OfficeMax.com offers over 30,000 office products coupled with free, fast delivery on orders over $50 for most locations. OfficeMax.com also offers an expanding array of integrated business services targeted at small business and home office customers, including communications, eBusiness utilities, marketing, travel, virtual learning and financial services.

                  - Catalog and Commercial Outside Sales. The Company's strategy for its catalog and outside sales businesses is to capitalize on the OfficeMax brand name awareness by providing other channels that give the OfficeMax customer more purchasing options. A full assortment catalog of all the items available in OfficeMax superstores plus a variety of merchandise from a third party provider allows customers the convenience of catalog ordering and fast delivery. The Company also provides special order catalogs containing more than 30,000 items and a commissioned outside sales force to meet its customers' needs.

                  - Focused Domestic Expansion. The Company opened 17 new domestic superstores during fiscal year 2001 and intends to open less than that number during fiscal year 2002. The Company will focus on opening new superstores in markets where it already has a major presence which will enable it to better leverage advertising, distribution and management and supervisory costs. Prospective new superstore locations are evaluated using on-site surveys conducted by real estate specialists and field operations personnel coupled with a proprietary real estate selection model, which assesses potential store locations and incorporates computer-generated mapping. The model analyzes a number of factors that have contributed to the success of existing OfficeMax locations including the location's size, visibility, accessibility and parking capacity, potential sales transfer effects on existing OfficeMax superstores and relevant demographic information, such as the number of businesses and the income and education levels in the area.

                  During fiscal years 2001 and 2000, the Company, as a result of extensive reviews of its real estate portfolio, elected to close 77 underperforming superstores. During the first quarter of fiscal 2002, 29 of these superstores were closed and liquidated. The other 48 superstores were closed and liquidated during fiscal year 2001.

                  - International Expansion. During fiscal year 2001, the Company opened five OfficeMax superstores in Mexico through its majority-owned joint venture with Grupo Oprimax, S.A. de C.V., a Mexican corporation, ending the year with 27 superstores. In fiscal 2002, this joint venture plans to open up to ten additional superstores in Mexico. OfficeMax stores operated by this joint venture are similar to those operated by the Company domestically. See Note 12 of Notes to Consolidated Financial Statements of the Company for financial information regarding the Company's joint venture in Mexico. The Company believes additional future international expansion opportunities will exist in Latin America. Ultimately, the Company's international expansion will depend upon general economic and business conditions affecting consumer spending in these markets, the availability of desirable store locations, the negotiation of acceptable terms and the availability of adequate capital.

                  The Company also has a 19% interest in a joint venture that operated two superstores in Brazil. The Company accounts for the joint venture on the cost basis and wrote-off its remaining investment in the joint venture as well as receivables from the joint venture in the fourth quarter of fiscal year 2001. The write-off, which was a result of the majority partner's inability to secure additional financing and a difficult economic environment in Brazil, totaled $5,631,000 and was included in the charge for store closing and asset impairment.

MARKETING, PROMOTIONS AND ADVERTISING

         The Company's marketing efforts are directed at small-and medium-size businesses, home office customers, and individual consumers. A multimedia approach is used to attract new customers and emphasize the Company's "Max Means More" marketing theme which is designed to position OfficeMax as the retailer that gives small business more of what it needs to succeed in terms of selection, service and value. The Company's advertising campaigns utilize network, local and cable television commercials, newspaper ads, seasonal spot television and radio commercials, direct mail promotions, circulars, outdoor billboards, mass transit cards, sports arena and online advertising as well as other promotional and public/community relation vehicles.

          Special marketing programs are developed to target the small business customer and to support seasonal events such as the back-to-school selling period, the Christmas holiday season, and the January "re-stocking" back-to-business period. Additionally, the Company utilizes "micro-marketing," or market specific advertising, to leverage its advertising spend and to target certain key markets in a cost-effective manner.

MANAGEMENT INFORMATION SYSTEMS

         The Company uses a platform of Unix-based parallel processors, which supports a wide variety of mission critical applications, ranging from merchandise replenishment to order fulfillment, electronic commerce and financial systems. During fiscal year 2000, the Company completed the conversion to its new SAP Enterprise Resource Planning computer system, a flexible, consolidated, enterprise-wide system. OfficeMax believes the SAP system is enabling the Company to grow and operate the business more effectively. During fiscal year 2001, the Company began the process to upgrade SAP to the R/3 4.6c release. The Company completed testing and the successful final implementation of the upgrade during the first quarter of fiscal year 2002. The upgraded system will give OfficeMax the ability to integrate additional legacy systems under the SAP umbrella. The upgrade will also facilitate the decentralization of OfficeMax's warehouse management systems which will improve their reliability and performance.

         The Company operates a proprietary, in-store computer system called "StoreMax" that allows the daily tracking of inventory through the use of portable, handheld, radio frequency terminals. These terminals permit store managers to scan a product on the shelf and instantly retrieve specific product information, such as recent sales history, gross profit margin and inventory levels. In-store, point-of-sale registers capture sales information at the time of each transaction, at the category and SKU level, by the use of bar-code scanners that update store-level perpetual inventory records. This information is transmitted on a daily basis to corporate headquarters, where it is evaluated and used in merchandising and replenishment decisions.

         The Company utilizes an online advanced "frame-relay" network, which supports data communication between headquarters and its stores, delivery and customer call/contact centers. This technology is employed to centralize credit card and check authorization and validate transactions. In addition, the network enhances intra-Company communication and supports electronic maintenance of in-store technology. The Company also utilizes its own intranet, know as @MaxSM, which provides information on demand to all of the Company's corporate and field management associates, including online product knowledge and management training.

         The Company employs a variety of scalable and reliable software and hardware systems that provide transaction processing, administration, product searching, customer support, fulfillment and order tracking for OfficeMax.com. The transaction processing systems are integrated with the Company's order management, payment processing, distribution, accounting and financial systems. The Company's eCommerce systems are based on industry standard architectures. The backbone of the technology structure consists of Oracle database servers with Sun Microsystems hardware. The Company's Internet systems are hosted at an independently operated third party facility, which provides high-speed, redundant communications lines, emergency power backup and continuous systems monitoring. Load balancing systems and redundant servers provide for fault tolerance and for no single point of failure in the event of outages or catastrophic events.

MERCHANDISING

         The Company's merchandising strategy focuses on offering an extensive selection of quality, name-brand and OfficeMax private-label products. The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the periods presented:

----------------------------------------------------------- ---------------------------------------------------------
                                                                JANUARY 26,        JANUARY 27,         JANUARY 22,
FISCAL YEAR ENDED                                                   2002               2001                2000
----------------------------------------------------------- ---------------------------------------------------------
Office supplies, including print-for-pay services                      39.4%              39.2%               38.4%

Electronics and business machines                                      33.1               32.1                30.9

Office furniture                                                       11.0               13.0                12.5

Computers, printers, software, peripherals and related
      consumable products                                              12.2               12.2                17.5

International segment                                                   3.0                2.3                   -

Other                                                                   1.3                1.2                 0.7

                                                               ---------------    ---------------     ---------------
      Total Company                                                   100.0%             100.0%              100.0%
                                                               ===============    ===============     ===============

         The Company offers a wide selection of name-brand office products, packaged and sold in multi-unit packages for the business customer and in single units for the individual consumer. The Company also offers private-label products under the OfficeMax(R) label in order to provide customers additional savings on a wide variety of commodity products for which management believes national brand recognition is not a key determinant of customer selection and satisfaction. These commodity items include various paper products such as computer and copy paper, legal pads, notebooks, envelopes and similar items. Despite lower selling prices, these items typically carry higher gross margins than comparable branded items and help build consumer recognition for the OfficeMax family of Max-brand products.

PURCHASING AND DISTRIBUTION

         OfficeMax maintains a centralized group of merchandise and product category managers who utilize a detailed merchandise planning system to select the product mix for each store and delivery center in conjunction with systematic, frequent input from field management.

         The Company believes that it has good relationships with its vendors and does not consider itself dependent on any single source for its merchandise. The Company believes that it will be able to continue to obtain sufficient merchandise on a timely basis.

         The Company has two national customer call/contact centers and 18 delivery centers located throughout the United States and Puerto Rico and, through a joint venture partnership, a call and delivery center in Mexico. The Company operates three PowerMax inventory distribution facilities located in Alabama, Pennsylvania and Nevada. The first PowerMax facility was opened in fiscal year 1998. The Company completed its PowerMax network by opening one facility in each of fiscal years 1999 and 2000. Prior to the development of the PowerMax network, the Company's superstores and delivery centers received inventory shipments directly from each individual vendor. Currently, approximately 95% of the Company's merchandise offering is replenished from its PowerMax facilities. Development of the PowerMax network, coupled with the Company's state-of-the-art computer systems, has enabled the Company to reduce per-store inventory and improve its working capital management and in-stock positions by permitting a shorter lead time for reordering at the stores and delivery centers, while meeting the minimum order requirements of the Company's vendors. Additionally, the PowerMax network has resulted in more efficient inventory receiving processes and allowed the Company to devote more of its store-level personnel resources to customer service. The Company considers its PowerMax network to be a key component of its business strategies and expects the network to contribute significantly to improved profitability in future periods.

COMPETITION

         The domestic and international office products industries, which include superstore chains, "e-tailers" and numerous other competitors, are highly competitive. Businesses in the office products industry compete on the basis of pricing, product selection, convenience, customer service and ancillary business offerings.

         As a result of consolidation in the office products superstore industry, OfficeMax currently has only two direct domestic superstore-type competitors, Office Depot and Staples, which are similar to the Company in terms of store format, pricing strategy and product selection. The Company's other competitors include traditional office products retailers and direct mail operators. During recent years, OfficeMax has experienced increased competition from electronics superstore retailers, mass merchandisers and wholesale clubs. In particular, mass merchandisers and wholesale clubs have increased their assortment of office products in order to attract home office customers and individual consumers. Further, various other retailers that have not historically competed with OfficeMax, such as drug stores and grocery chains, have begun carrying at least a limited assortment of paper products and other basic office supplies. Management expects this trend towards a proliferation of retailers offering a limited assortment of office supplies to continue.

         The Company believes it competes favorably with its competitors and differentiates itself based on the breadth and depth of its in-stock merchandise offering along with specialized services offerings, its everyday low prices, the quality of its customer service and the efficiencies and convenience of its integrated channels. OfficeMax does not compete in the contract commercial business, however, it utilizes an outside sales force to support growth in sales to small-and medium-size companies.

         Some of OfficeMax's competitors may have greater financial resources than the Company. There can be no assurance that increased competition will not have an adverse effect on the Company.

SEASONALITY

         The Company's business is seasonal with sales and operating income higher in the third and fourth quarters, which include the Back-to-School period and the holiday selling season, respectively, followed by the traditional new year office supply restocking month of January. Sales in the second quarter's summer months are historically the slowest of the year primarily because of lower office supply consumption during the summer vacation period.

ASSOCIATES

         As of April 5, 2002, the Company had approximately 30,500 domestic employees, including 16,500 full time and 14,000 part-time associates, 1,800 of whom were employed at its corporate headquarters and customer call/contact centers and 28,700 of whom were employed at OfficeMax stores, delivery centers and inventory distribution centers.

ITEM 2. PROPERTIES

         As of April 5, 2002, OfficeMax had 939 superstores in 49 states, Puerto Rico and the U.S. Virgin Islands. The following table details OfficeMax's domestic superstores by state and territory:

Alabama                      13                                  Nebraska                      7
Alaska                        3                                  Nevada                       13
Arkansas                      2                                  New Hampshire                 3
Arizona                      33                                  New Jersey                   17
California                   83                                  New Mexico                    9
Colorado                     25                                  New York                     40
Connecticut                  10                                  North Carolina               28
Delaware                      2                                  North Dakota                  3
Florida                      57                                  Ohio                         51
Georgia                      31                                  Oklahoma                      4
Hawaii                        4                                  Oregon                       10
Idaho                         6                                  Pennsylvania                 31
Illinois                     53                                  Rhode Island                  2
Indiana                      19                                  South Carolina                9
Iowa                         10                                  South Dakota                  3
Kansas                       11                                  Tennessee                    25
Kentucky                      8                                  Texas                        74
Louisiana                     7                                  Utah                         15
Maine                         2                                  Virginia                     22
Maryland                      2                                  Washington                   22
Massachusetts                18                                  West Virginia                 6
Michigan                     43                                  Wisconsin                    27
Minnesota                    33                                  Wyoming                       2
Mississippi                   6                                  Puerto Rico                   8
Missouri                     23                                  U.S. Virgin Islands           1
Montana                       3

         The Company occupies all of its stores under long-term lease agreements. These leases generally have terms ranging from 10 to 25 years plus renewal options. Most of these leases require the Company to pay minimum rents, subject to periodic adjustments, plus other charges including utilities, real estate taxes, common area maintenance and, in limited cases, contingent rentals based on sales.

         The Company's international corporate headquarters are located in two buildings in the greater Cleveland, Ohio area. The Company owns both of these facilities, one of which is subject to a mortgage secured loan.

         The Company operates 18 delivery centers in 17 states and Puerto Rico and two national customer call/contact centers in Ohio and Texas. The Company occupies all of these facilities under various long-term leases. The Company also operates three PowerMax distribution facilities located in Alabama, Nevada and Pennsylvania. The Company leases two of these distribution facilities under synthetic operating leases, financial structures that qualify under generally accepted accounting principles as operating leases for financial reporting purposes and as debt financing for income tax purposes, from non-OfficeMax affiliated special purpose entities ("SPEs") which have been established by nationally prominent, creditworthy commercial lessors to facilitate the financing of those assets for the Company. The synthetic operating leases expire in fiscal year 2004. One of the synthetic operating leases can be extended at the Company's option until fiscal year 2006. The Company occupies the third PowerMax distribution facility under a long-term lease.

         Several of the Company's store leases are guaranteed by Kmart Corporation (Kmart), which from 1990 to 1995 was an equity investor in OfficeMax during the Company's early stage development. Kmart sold the balance of its equity position in OfficeMax in 1995. The Company and Kmart are parties to a Lease Guaranty, Reimbursement and Indemnification Agreement, pursuant to which Kmart has agreed to maintain existing guarantees and provide a limited number of additional guarantees, and the Company has agreed, among other things, to indemnify Kmart against liabilities incurred in connection with those guarantees.

         As of April 5, 2002, OfficeMax de Mexico had 27 superstores located throughout Mexico and a call and delivery center located in Mexico City. OfficeMax de Mexico occupies all of these facilities under various long-term operating leases.

ITEM 3. LEGAL PROCEEDINGS

        The Company is a party to previously disclosed securities litigation in the United States District Court for the Northern District of Ohio, Eastern Division and the Cuyahoga County, Ohio Court of Common Pleas. On March 27,
2002, the United States District Court for the Northern District of Ohio, Eastern Division, granted the Company's motion to dismiss all claims against it and its officers and directors in BERNARD FIDEL, ET AL. VS. OFFICEMAX, INC., ET AL., Case No. 1:00CV2432, and the four related cases consolidated with the FIDEL case (i.e., Case Nos. 1:00CV2558, 1:00CV2562, 1:00CV2606, and 1:00CV2720).
The court thereby dismissed, in their entirety, these putative class action cases against the Company and certain of its officers and directors.
Plaintiffs have filed a motion requesting the court to reconsider its dismissal of these cases. The Company will file a brief in opposition to plaintiffs' motion. As previously disclosed, these lawsuits involve claims against the Company and certain of its officers and directors for violations of the federal securities laws for allegedly making false and misleading statements that served to artificially inflate the value of the Company's stock and/or relating to the Company's shareholder rights plan. There has been no change in the status of the remaining previously disclosed securities cases (i.e., CORRAO, MILLER 3, and the consolidated cases GREAT NECK CAPITAL APPRECIATION and CRANDON CAPITAL PARTNERS), which were stayed.

         In addition, there are various claims, lawsuits and pending actions against the Company incident to the Company's operations. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's liquidity, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Listed below are the names, present positions and ages of the executive officers of the Company as of April 5, 2002 as well as prior positions held by each during the past five years and the date when each was first elected or appointed to serve as an executive officer. Executive officers hold office until their successors are elected or until the earlier of their death, resignation or removal.

                                                                                                     DATE FIRST
                                                                                                     ELECTED OR
             NAME                                      POSITION                           AGE         APPOINTED
             ----                                      --------                           ---         ---------
Michael Feuer                       Chairman of the Board and                              57            1988
                                    Chief Executive Officer

Gary J. Peterson                    President, Chief Operating Officer                     51            2000

Michael F. Killeen                  Senior Executive Vice President,                       58            2001
                                    Chief Financial Officer

Harold L. Mulet                     Executive Vice President,                              50            1999
                                    Retail Sales and Store Productivity

Eugene O'Donnell                    Executive Vice President,                              55            1999
                                    Merchandising and Inventory Planning

Ross H. Pollock                     Executive Vice President, General                      46            1997
                                    Counsel and Secretary

Ryan T. Vero                        Executive Vice President, Merchandising,               32            2000
                                    Marketing and OfficeMax.com/Direct

Michael A. Weisbarth                Senior Vice President,                                 37            2001
                                    Corporate Controller

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

         Mr. Killeen joined the Company in December 2001, as Senior Executive Vice President, Financial and Corporate Strategies, and assumed the duties of Chief Financial Officer in January 2002. From January 2000 until December 2001, Mr. Killeen was a business consultant. From 1978 until December 1999, Mr. Killeen was a partner with the accounting firm of Arthur Andersen LLP.

         Mr. Mulet has served as Executive Vice President, Retail Sales and Store Productivity of the Company since May 1999. From August 1995 to May 1999, Mr. Mulet served as Senior Vice President, Stores at Service Merchandise Company. Prior to August 1995, Mr. Mulet served as Regional Vice President of Target Corporation.

         Mr. O'Donnell has served as Executive Vice President, Merchandise and Inventory Planning of the Company since October 2001. From September 1999 to October 2001, Mr. O'Donnell served as Executive Vice President, Merchandising and Marketing of the Company. From July 1997 to June 1999, Mr. O'Donnell served as an Executive Vice President at TruServ Corporation (a hardware co-op formed by the merger of ServiStar and True Value). Prior to July 1997, Mr. O'Donnell served as an Executive Vice President of ServiStar.

         Mr. Pollock has served as Executive Vice President, General Counsel and Secretary of the Company since March 2001. From March 1998 to March 2001, Mr. Pollock served as Senior Vice President, General Counsel and Secretary of the Company. From January 1997 to March 1998, Mr. Pollock served as Vice President, General Counsel and Secretary of the Company. From September 1988 to December 1996, Mr. Pollock practiced law with the law firm of Benesch, Friedlander, Coplan & Aronoff in its Cleveland, Ohio office.

         Mr. Vero has served as Executive Vice President, Merchandising, Marketing and OfficeMax.com/Direct since October 2001. From August 2000 to October 2001, Mr. Vero served as Executive Vice President, eCommerce/Direct of the Company. From February 1999 to August 2000, Mr. Vero served as Vice President, eCommerce of the Company. From October 1996 to February 1999, Mr. Vero served as Divisional Vice President, OfficeMax Online, and from January 1996 to October 1996, he served in a variety of management positions with the Company.

         Mr. Weisbarth has served as Senior Vice President, Corporate Controller of the Company since April 2001. From July 2000 to April 2001, Mr. Weisbarth served as Vice President, Assistant Controller of the Company. From November 1998 to July 2000, Mr. Weisbarth served as Vice President, Investor Relations and Corporate Communications of the Company. From April 1997 to November 1998, Mr. Weisbarth served as Divisional Vice President, Investor Relations and Corporate Communications of the Company. From January 1996 to April 1997, Mr. Weisbarth served as Director of Financial Planning and Analysis of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

         OfficeMax common shares are listed on the New York Stock Exchange and traded under the symbol OMX. The high and low sales prices of the Company's Common Shares during each quarter of fiscal year 2001 and fiscal year 2000, as reported on the New York Stock Exchange Consolidated Transaction reporting system, are listed below:

Fiscal 2000                                                 High                Low
-----------                                                 ----                ---
1st Quarter (ended April 22, 2000)                           $ 7.06              $ 5.25
2nd Quarter (ended July 22, 2000)                              5.49                4.69
3rd Quarter (ended October 21, 2000)                           5.19                2.38
4th Quarter (ended January 27, 2001)                           4.13                1.56

Fiscal 2001                                                 High                Low
-----------                                                 ----                ---
1st Quarter (ended April 28, 2001)                           $ 4.22              $ 2.75
2nd Quarter (ended July 28, 2001)                              3.94                3.06
3rd Quarter (ended October 27, 2001)                           4.95                2.60
4th Quarter (ended January 26, 2002)                           4.91                2.50

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

         As of April 5, 2002, the Company had approximately 3,837 shareholders of record. On April 5, 2002, the closing price of the Company's Common Shares was $5.80.

ITEM 6. SELECTED FINANCIAL DATA

         Selected financial data as of, and for the fiscal years ended, January 26, 2002, January 27, 2001, January 22, 2000, January 23, 1999 and January 24,
1998 is set forth below:

(Dollars in millions, except per share data)
--------------------------------------------------------------------------------------------------------------------
                                                  Fiscal        Fiscal        Fiscal        Fiscal        Fiscal
                                                 2001 (1)      2000 (2)      1999 (3)      1998 (4)        1997
--------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA (5)
Sales                                             $ 4,636.0  $    5,133.9  $    4,822.7  $    4,334.1  $    3,760.7
Cost of merchandise sold, including
    buying and occupancy costs                      3,546.2       3,905.0       3,653.8       3,284.6       2,895.0
Inventory liquidation                                   3.7           8.2             -             -             -
Inventory markdown charge for
    item rationalization                                  -             -          77.4             -             -
Computer segment asset write-off                          -             -             -          80.0             -
Gross profit                                        1,086.1       1,220.7       1,091.5         969.5         865.7
Store closing and asset impairment                     76.8         109.6             -             -             -
Operating income (loss)                              (201.9)       (193.6)         32.4          86.7         145.9
Net income (loss)                                    (309.5)       (133.2)         10.0          48.6          89.6
Earnings (loss) per common share:
     Basic                                           (2.72)        (1.20)          0.09          0.40          0.73
     Diluted                                         (2.72)        (1.20)          0.09          0.39          0.72


OTHER FINANCIAL AND OPERATING DATA
Percentage increase (decrease) in sales              (9.7%)          6.5%         11.3%         15.2%         18.3%
Comparable-store sales
    increase (decrease) (6)                          (5.9%)        (1.1%)        (0.4%)          0.4%          1.1%
End of period domestic superstores                      964           995           946           832           713

FINANCIAL POSITION
Working capital                                     $ 240.0       $ 403.4      $  469.1       $ 501.1       $ 561.5
Total assets                                        1,755.0       2,293.3       2,275.0       2,231.9       1,960.2
Total long-term debt                                    1.5           1.7          15.1          16.4          17.7
Redeemable preferred shares                            21.8          52.3             -             -             -
Shareholders' equity                                  705.9         982.3       1,116.0       1,138.1       1,160.6

(1) In the fourth quarter of fiscal year 2001, the Company recorded a valuation allowance for its deferred tax assets and net operating loss carryforwards of $170,616,000. The valuation allowance reduced net income by $1.49 per diluted share. In the fourth quarter of fiscal year 2001, in conjunction with its decision to close 29 underperforming superstores, the Company recorded net, pre-tax charges of $76,761,000 for store closing and asset impairment and $3,680,000 for inventory liquidation. These charges reduced net income by $49,955,000, or $0.44 per diluted share. The charge for store closing and asset impairment was net of expected future sublease income for the closing stores of $42,344,000. See Note 2 of Notes to Consolidated Financial Statements of the Company for additional information regarding these charges.
(2) In conjunction with its decision to close 50 underperforming superstores, the Company recorded, in the fourth quarter of fiscal year 2000, pre-tax charges of $109,578,000 for store closing and asset impairment and $8,244,000 for inventory liquidation. These charges reduced net income by $71,789,000, or $0.64 per diluted share. The charge for store closing and asset impairment was net of expected future sublease income for the closing stores of $83,981,000. See Note 2 of Notes to Consolidated Financial Statements of the Company for additional information regarding these charges. In the third quarter of fiscal year 2000, the Company recorded a $19,465,000 pre-tax charge for a litigation settlement. The litigation settlement charge was included in cost of merchandise sold and reduced net income by $11,679,000, or $0.10 per diluted share.

(3) In order to effect the acceleration of its supply-chain management initiative and the implementation of the Company's new warehouse management system, the Company decided to eliminate select current products on hand as part of its program of merchandise and vendor rationalization. In connection with this decision, the Company recorded a pre-tax markdown charge of $77,372,000 in fiscal year 1999. The charge reduced net income by $49,518,000, or $0.43 per diluted share. See Note 3 of Notes to Consolidated Financial Statements of the Company for additional information regarding this charge.
(4) In conjunction with its decision to realign its former Computer Business segment, the Company recorded a pre-tax charge of $79,950,000 in the third quarter of fiscal year 1998. The charge provided for the liquidation of discontinued computer inventory and the write-off of other assets directly related to the Company's discontinued former Computer Business segment. The charge reduced net income by $49,889,000, or $0.41 per diluted share.
(5) Fiscal year 2000 included 53 weeks. Fiscal years 2001, 1999, 1998, and 1997 included 52 weeks.
(6) For fiscal year 2000, comparable-store sales excludes the impact of the Company's discontinued former Computer Business segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company has two business segments: Domestic and International. The Company's operations in the United States comprise its retail stores, eCommerce operations, catalog business and outside sales groups all of which are included in the Domestic segment. The Domestic segment also includes the operations of the Company's former Computer Business segment, which was phased out during fiscal year 2000, and international joint ventures accounted for under the cost or equity methods. During fiscal years 2001, 2000 and 1999, the Company accounted for its joint venture in Brazil under the cost method. Prior to the Company's acquisition of a majority interest in OfficeMax de Mexico, as of the end of fiscal year 1999, the Company accounted for this joint venture under the equity method. The operations of the Company's joint venture in Mexico, OfficeMax de Mexico, are now included in the International segment. Accordingly, the Company does not report segment information for the International segment for periods prior to fiscal year 2000. As of the beginning of fiscal year 2001, OfficeMax completed its previously announced business integration and aligned its domestic eCommerce business, catalog operations and outside sales groups with its superstores in order to more efficiently leverage its various direct business channels. As a result of this process, management now evaluates performance and allocates resources based on an integrated view of its domestic operations and no longer reports segment information for any of its non-retail business channels.

      During fiscal years 2001, 2000 and 1999, the Company recorded charges related to its store closing program and supply-chain management initiatives as well as charges related to various legal matters and to provide a valuation allowance for its net deferred tax assets and net operating loss carryforwards. All of these charges are included in the results of operations of the Company's Domestic segment. Additional information regarding these charges is included under the caption "Charges and Reserves" below.

FISCAL YEAR 2001 (52 WEEKS) COMPARED TO FISCAL YEAR 2000 (53 WEEKS)

CONSOLIDATED OPERATIONS

      Sales in fiscal year 2001 decreased 9.7% to $4,636,024,000 from $5,133,925,000 in fiscal year 2000. Fiscal year 2000 included sales of approximately $224,026,000 from the Company's discontinued former Computer Business segment and 46 superstores that were closed as of the first day of fiscal year 2001. Sales for the 53rd week included in fiscal year 2000 for the Company's Domestic segment were approximately $104,220,000. Excluding prior year sales from the former Computer Business segment, the closed stores and the 53rd week in fiscal year 2000, sales decreased approximately 3.5% year over year. This sales decrease was primarily due to a 5.9% comparable-store sales (sales for stores that have been open for more than one year) decrease, partially offset by sales from new superstores opened in fiscal years 2001 and 2000. Fiscal year 2001 comparable-store sales primarily reflect a 6.3% comparable-store sales decrease experienced by the Company's Domestic segment. Fiscal year 2001 comparable-store sales for the Domestic segment were negatively impacted by the recession in the U.S. and uncertain consumer and business sentiment following the September 11th terrorist attacks. These factors contributed to a decline in small business capital purchases and the formation of new company start-ups, as well as reduced consumer spending, particularly for technology and furniture products. Sales for the Company's International segment increased 21% during fiscal year 2001 to $140,584,000 from $116,269,000 primarily as a result of a 6.8% comparable-store sales increase and sales from the new superstores opened during fiscal years 2001 and 2000.

      Gross profit was $1,086,128,000, or 23.4% of sales, in fiscal year 2001 and $1,220,728,000, or 23.8% of sales, in fiscal year 2000. The Company's Domestic segment recorded inventory liquidation charges related to its store closing program in fiscal years 2001 and 2000 and a charge for a legal settlement in fiscal year 2000. Excluding these charges, gross profit was $1,089,808,000, or 23.5% of sales, in fiscal year 2001 and $1,248,437,000, or
24.3% of sales, in fiscal year 2000. Certain fixed costs, such as occupancy costs for the Company's superstores, delivery centers and inventory distribution facilities, are included in cost of merchandise sold. The de-leveraging (increasing as a percentage of sales) of these costs, primarily as a result of the comparable-store sales decrease experienced by the Company's Domestic segment, reduced gross profit by approximately 1.3% of sales during fiscal year 2001. The phase-out of the Company's low-margin former Computer Business segment, which was completed during fiscal year 2000, partially offset the impact of de-leveraging fixed costs included in cost of merchandise sold.

      Store operating and selling expenses, which consist primarily of store payroll, operating and advertising expenses, decreased $78,493,000 to $1,052,958,000 in fiscal year 2001 from $1,131,451,000 in fiscal year 2000. This decrease was primarily a result of the phase-out of the former Computer Business segment, store closings and the 53rd week included in the prior fiscal year's result for the Company's Domestic segment. As a percentage of sales, store operating and selling expenses increased to 22.7% in fiscal year 2001 from 22.0% in fiscal year 2000. The increase as a percentage of sales was primarily due to the de-leveraging of certain operating expenses in the Company's Domestic segment and a $10,000,000 reserve for legal matters recorded by the Company's domestic segment during the third quarter of fiscal year 2001. Personnel costs, which represent nearly 50% of the Domestic segment's store operating and selling expenses, decreased approximately 6.9% year over year. As a percentage of sales, these costs increased by approximately 0.3% of sales as the Company continued to devote resources designed to enhance the customer shopping experience. Most other store operating and selling expenses decreased in fiscal year 2001 in proportion to sales. Store operating and selling expenses for the Company's International segment were $22,738,000, or 16.2% of sales, in fiscal year 2001 and $21,951,000, or 18.9% of sales, in fiscal year 2000. The decrease in these expenses as a percentage of sales was primarily due to effective expense controls and improved leverage as a result of the comparable-store sales increase experienced by the International segment.

      General and administrative expenses decreased $10,593,000 to $145,680,000 in fiscal year 2001 from $156,273,000 in fiscal year 2000. The decrease in general and administrative expenses was primarily due to the Company's continued cost-and-expense control initiatives, efficiency gains as a result of the Company's information technology initiatives and the 53rd week included in the Domestic segment's fiscal year 2000 results. Corporate payroll costs for the Domestic segment decreased approximately 6.1% year over year. As a percentage of sales, general and administrative expenses increased to 3.1% in fiscal year 2001 from 3.0% in fiscal year 2000. The increase as a percentage of sales reflects the de-leveraging of certain fixed costs in the Company's Domestic segment, including depreciation expense related to the Company's information technology initiatives.

      Goodwill amortization was $9,855,000 in fiscal year 2001 and $9,863,000 in fiscal year 2000. During those fiscal years, goodwill was capitalized and amortized over 10 to 40 years using the straight-line method. As a result of a new accounting standard that is effective for the Company as of the beginning of fiscal year 2002, goodwill will no longer be amortized, but will be tested for impairment at least annually. The Company is assessing the financial statement impact of adopting this new standard, which could include an impairment loss, or write-off, of some portion of the Company's intangible assets, including goodwill. See "Recently Issued Accounting Pronouncements" below for additional information regarding this new standard.

      Pre-opening expenses were $2,790,000 and $7,113,000 in fiscal years 2001 and 2000, respectively. The Company's Domestic segment opened 17 new superstores in fiscal year 2001 and 54 new superstores in fiscal year 2000. This segment also incurred pre-opening expenses of approximately $1,000,000 during fiscal year 2000 to open a PowerMax inventory distribution facility. Total pre-opening expenses for the Domestic segment were $1,801,000 in fiscal year 2001 and $6,061,000 in fiscal year 2000. Pre-opening expenses for this segment, which consist primarily of payroll, supplies and grand opening advertising for new superstores, averaged approximately $90,000 per superstore during fiscal years 2001 and 2000. Pre-opening expenses increase when certain enhanced CopyMax or FurnitureMax features are included in a domestic superstore. The Company's International segment opened five and eight new superstores in Mexico during fiscal years 2001 and 2000, respectively, and incurred pre-opening expenses of approximately $989,000 and $1,052,000 during those years.

      Interest expense, net was $14,804,000 and $16,493,000 in fiscal years 2001 and 2000, respectively. The decrease in net interest expense during fiscal year 2001 was primarily due to reduced average outstanding borrowings for the Company's Domestic segment and lower interest rates. As of January 26, 2002, the Domestic segment had reduced the outstanding borrowings under its revolving credit facility by $200,000,000 on a year-over-year basis. Interest income for the International segment decreased year over year, primarily as a result of lower interest earned on this segment's short-term investments.

      Other expense (net) was $61,000 in fiscal year 2001 and $60,000 in fiscal year 2000. Other expense (net) consists primarily of amounts related to the Company's joint venture partnership in Brazil.

      The Company recognized income tax benefit of $80,912,000 in fiscal year 2001, excluding a charge recorded by the Domestic segment to establish a valuation allowance for the Company's net deferred tax assets and net operating loss carryforwards, as compared to income tax benefit of $79,076,000 in fiscal year 2000. The effective tax rates for those fiscal years, excluding the valuation allowance, were 37.3% and 37.6%, respectively. The effective tax rates for both years were different from the statutory income tax rate as a result of state and local income taxes and non-deductible goodwill amortization. Including the valuation allowance, the Company recognized income tax expense of $89,704,000 during fiscal year 2001. The Company's International segment was not required to recognize any income tax expense during fiscal years 2001 and 2000 because of inventory investment deductions and certain other tax strategies. The Company does not expect that this segment will be required to record any income tax expense in the foreseeable future.

      As a result of the foregoing factors, the net loss for fiscal year 2001, excluding the charges for inventory liquidation, store closing and asset impairment and the valuation allowance, was $88,887,000. These charges increased the fiscal year 2001 net loss by $2,227,000, $47,728,000 and $170,616,000, respectively. The net loss for fiscal year 2000, excluding charges for litigation settlement, inventory liquidation and store closing and asset impairment, was $49,698,000. These charges increased the fiscal year 2000 net loss by $11,679,000, $4,946,000 and $66,843,000, respectively. Net loss, including all charges, was $309,458,000 and $133,166,000 for fiscal years 2001 and 2000, respectively.

DOMESTIC SEGMENT

      Sales for the Domestic segment in fiscal year 2001 decreased 10.4% to $4,495,440,000 from $5,017,656,000 in fiscal year 2000. Fiscal year 2000 included sales of approximately $224,026,000 from the Company's discontinued former Computer Business segment and 46 superstores that were closed as of the first day of fiscal year 2001. Sales for the 53rd week included in fiscal year 2000 were approximately $104,220,000. Excluding prior year sales from the former Computer Business segment, the closed stores and the 53rd week in fiscal year 2000, sales decreased approximately 4.1% year over year. This sales decrease was primarily due to a 6.3% comparable-store sales decrease, partially offset by sales from new superstores opened in fiscal years 2001 and 2000. Fiscal year 2001 comparable-store sales were negatively impacted by the recession in the U.S. and uncertain consumer and business sentiment following the September 11th terrorist attacks. These factors contributed to a decline in both small business capital purchases and the formation of new company startups, as well as reduced consumer spending, particularly for technology and furniture products. Sales for certain items, such as furniture and certain technology products were also impacted by declines in average sales prices. This segment opened 17 and 54 new superstores in fiscal years 2001 and 2000, respectively.

      Gross profit for the Domestic segment was $1,052,544,000, or 23.4% of sales, in fiscal year 2001 and $1,188,739,000, or 23.7% of sales, in fiscal year 2000. The Domestic segment recorded inventory liquidation charges related to its store closing program in fiscal years 2001 and 2000 and a charge for a legal settlement in fiscal year 2000. Excluding these charges, gross profit was $1,056,224,000, or 23.5% of sales, in fiscal year 2001 and $1,216,448,000, or
24.2% of sales, in fiscal year 2000. Certain fixed costs, such as occupancy costs for the segment's superstores, delivery centers and inventory distribution facilities, are included in cost of merchandise sold. The de-leveraging of these costs, primarily as a result of the comparable-store sales decrease, reduced gross profit by approximately 1.3% of sales during fiscal year 2001. The phase-out of the Company's low-margin former Computer Business segment, which was completed during fiscal year 2000, partially offset the impact of de-leveraging fixed costs included in cost of merchandise sold.

      Operating results for the Domestic segment were a loss of $207,045,000 in fiscal year 2001 and a loss of $198,493,000 in fiscal year 2000. Excluding charges recorded for inventory liquidation and store closing and asset impairment recorded in fiscal years 2001 and 2000 and the charge for legal settlement recorded in fiscal year 2000, operating results of this segment were a loss of $126,604,000 in fiscal year 2001 and a loss of $61,206,000 in fiscal year 2000. The increase in the operating loss for the Domestic segment was primarily due to the overall sales decrease experienced by this segment and the related decrease in gross profit. The decrease in gross profit was partially offset by reduced store operating and selling and general and administrative expenses.

      The net loss for the Domestic segment in fiscal year 2001, excluding the charges for inventory liquidation, store closing and asset impairment and the valuation allowance, was $91,983,000. These charges increased the fiscal year 2001 net loss by $2,227,000, $47,728,000 and $170,616,000, respectively. The net loss for fiscal year 2000, excluding charges for litigation settlement, inventory liquidation and store closing and asset impairment, was $53,720,000. These charges increased the fiscal year 2000 net loss by $11,679,000, $4,946,000 and $66,843,000, respectively. The net loss for the Domestic segment, including all charges, was $312,554,000 and $137,188,000 for fiscal years 2001 and 2000, respectively.

INTERNATIONAL SEGMENT

      Sales for the International segment in fiscal year 2001 increased 20.9% to $140,584,000 from $116,269,000 in fiscal year 2000. This sales increase was primarily due to a 6.8% comparable-store sales increase and new superstores opened in fiscal years 2001 and 2000. This segment opened four (net) and seven new superstores in fiscal years 2001 and 2000, respectively. The comparable-store sales increase experienced by this segment was primarily due to growth in the sales of computers and related peripherals. These items accounted for approximately 54% of this segment's sales in fiscal year 2001 as compared to 51% of this segment's sales in fiscal year 2000.

      Gross profit for the International segment was $33,584,000, or 23.9% of sales, in fiscal year 2001 and $31,989,000, or 27.5% of sales, in fiscal year 2000. The decrease in gross profit as a percentage of sales was primarily due to the growth in the low-margin computer and peripheral product categories which generate lower margins than sales of supply products.

      Operating income for the International segment was $5,129,000, or 3.7% of sales, in fiscal year 2001 and $4,943,000, or 4.3% of sales, in fiscal year 2000. The decrease in operating income as a percentage of sales was primarily due to the decrease in gross profit as a percentage of sales, partially offset by improved leverage of store operating and selling expenses.

      Minority interest in the net income of the International segment was $2,973,000 and $2,139,000 in fiscal years 2001 and 2000, respectively.

      Net income for the International segment was $3,096,000, or 2.2% of sales, in fiscal year 2001 and $4,022,000, or 3.5% of sales, in fiscal year 2000.


FISCAL YEAR 2000 (53 WEEKS) COMPARED TO FISCAL YEAR 1999 (52 WEEKS)

      Prior to the Company's acquisition of a majority interest in OfficeMax de Mexico as of the end of fiscal year 1999, the Company accounted for this joint venture under the equity method. Accordingly, the Company does not report segment information for the International segment for periods prior to fiscal year 2000. The comparable information for fiscal years 2000 and 1999 is presented below for the Company's consolidated results of operations only. The Company's consolidated results for fiscal year 1999 include $594,000 of income related to the Company's equity investment in OfficeMax de Mexico. This income was included in other income.

CONSOLIDATED OPERATIONS

      Sales in fiscal year 2000 increased 6.5% to $5,133,925,000 from $4,822,673,000 in fiscal year 1999. The fiscal year 2000 increase in consolidated sales was primarily due to the 53rd week included in fiscal year 2000 and new superstores opened during fiscal years 2000 and 1999. The Company opened 54 new domestic superstores in fiscal year 2000 and 115 new domestic superstores in fiscal year 1999. Sales of $116,269,000 from the Company's joint venture in Mexico, OfficeMax de Mexico, were included in consolidated sales for fiscal year 2000 due to the Company's majority interest in the joint venture which was purchased as of the end of fiscal year 1999. Prior to fiscal year 2000, the Company accounted for the joint venture under the equity method and, accordingly, did not consolidate OfficeMax de Mexico's sales. The effects of the additional week in fiscal year 2000, new store openings and the consolidation of OfficeMax de Mexico were partially offset by the phase-out of the Company's former Computer Business segment and by a 1.1% comparable-store sales decline experienced by the Company's continuing business. During the second half of fiscal year 2000, comparable-store sales were negatively impacted by a difficult overall retail environment resulting from a precipitous slowdown in consumer spending.

      Gross profit was $1,220,728,000, or 23.8% of sales, in fiscal year 2000 and $1,091,518,000, or 22.6% of sales, in fiscal year 1999. Fiscal year 2000 gross profit was reduced by charges recorded for inventory liquidation and a legal settlement.

Fiscal year 1999 gross profit was reduced by a charge related to the Company's supply-chain management initiatives. Excluding these charges, gross profit was $1,248,437,000, or 24.3% of sales, in fiscal year 2000 and $1,168,890,000, or
24.2% of sales, in fiscal year 1999. During fiscal year 2000, gross profit was positively impacted by the phase-out of the Company's former Computer Business segment and improved margins in the Company's continuing business, however, these improvements were offset by lost leverage of certain fixed occupancy costs as a result of the overall comparable-store sales decrease.

      Store operating and selling expenses, which consist primarily of store payroll, operating and advertising expenses, increased to $1,131,451,000, or 23.8% of sales, in fiscal year 2000 from $910,032,000, or 18.9% of sales, in fiscal year 1999. The increase in fiscal year 2000 was primarily due to costs associated with the Company's operating improvement initiatives, including reduced vendor income from vendor support programs eliminated as part of the Company's program of merchandise and vendor rationalization.

      General and administrative expenses were $156,273,000 and $128,708,000 in fiscal year 2000 and 1999, respectively. General and administrative expenses increased as a percentage of sales to 3.0% in fiscal year 2000 from 2.7% in fiscal year 1999. The increase reflects the costs for consulting services supporting the Company's supply-chain management and operating improvement initiatives, continued investment in the Company's organizational structure and increased depreciation expense as a result of the Company's information technology initiatives. During fiscal year 2000, the Company completed the conversion to its new SAP Enterprise Resource Planning computer system.

      Goodwill amortization was $9,863,000 in fiscal year 2000 and $9,418,000 in fiscal year 1999. During those fiscal years, goodwill was capitalized and amortized over 10 to 40 years using the straight-line method. The increase in amortization expense in fiscal year 2000 was due to increased goodwill resulting from the acquisition of a majority interest in OfficeMax de Mexico as of the end of fiscal year 1999. As a result of a new accounting standard that is effective for the Company as of the beginning of fiscal year 2002, goodwill will no longer be amortized, but will be tested for impairment at least annually. The Company is assessing the financial statement impact of adopting this new standard, which could include an impairment loss, or write-off, of some portion of the Company's intangible assets, including goodwill. See "Recently Issued Accounting Pronouncements" below for additional information regarding this new standard.

      Pre-opening expenses were $7,113,000 and $10,974,000 in fiscal years 2000 and 1999, respectively. The Company opened 54 new domestic superstores in fiscal year 2000 and 115 new domestic superstores in fiscal year 1999. The Company incurred pre-opening expenses of approximately $1,000,000 in each fiscal year related to the Company's PowerMax inventory distribution facilities in Alabama (fiscal year 2000) and Pennsylvania (fiscal year 1999). Additionally, OfficeMax de Mexico's pre-opening expenses were $1,052,000 during fiscal year 2000. Pre-opening expenses, which consist primarily of payroll, supplies and grand opening advertising for new stores, averaged approximately $90,000 per domestic superstore during fiscal year 2000 and $85,000 per domestic superstore during fiscal year 1999. Pre-opening expenses increase when certain enhanced CopyMax or FurnitureMax features are included in a superstore.

      Interest expense was $16,493,000 and $10,146,000 in fiscal years 2000 and 1999, respectively. The increase in interest expense during fiscal year 2000 was primarily due to additional borrowings used to fund the Company's expansion plans, seasonal inventory requirements and stock repurchase program.

      Other expense (net) was $60,000 in fiscal year 2000, as compared to other income (net) of $59,000 in fiscal year 1999. Other income and expense (net) consists primarily of amounts related to the Company's joint venture partnerships.

      The Company recognized income tax benefit of $79,076,000 in fiscal year 2000, as compared to income tax expense of $12,258,000 in fiscal year 1999. The effective tax rates for those fiscal years were 37.6% and 55.0%, respectively. The effective tax rates for both years were different from the statutory income tax rate as a result of state and local income taxes and non-deductible goodwill amortization expense.

      As a result of the foregoing factors, the net loss for fiscal year 2000, excluding the charges for litigation settlement, inventory liquidation and store closing and asset impairment, was $49,698,000. These charges increased the fiscal year 2000 net loss by $11,679,000, $4,946,000 and $66,843,000, respectively. Net income for fiscal year 1999, excluding the inventory markdown charge for item rationalization, was $59,559,000. The inventory markdown charge reduced fiscal year 1999 net income by $49,518,000. Including all charges, the Company had a net loss of $133,166,000 in fiscal year 2000 and net income of $10,041,000 in fiscal year 1999.

CHARGES AND RESERVES

Store Closing Program - Fiscal Year 2001

      During the fourth quarter of fiscal year 2001, the Company announced that it had completed a review of its real estate portfolio and elected to close 29 underperforming superstores. In conjunction with the store closings, the Company recorded a pre-tax charge for store closing and asset impairment of $79,838,000 during the fourth quarter of fiscal year 2001. Major components of the charge included lease disposition costs of $53,646,000, asset impairment and disposition of $20,674,000 and other closing costs, including severance, of $5,518,000. Estimated lease disposition costs in the charge included the aggregate straight-line rent expense for the closing stores, net of approximately $42,344,000 of expected future sublease income. The Company estimated future sublease income for the closing stores based on real estate studies prepared by independent industry experts. During the fourth quarter of fiscal year 2001, certain portions of the reserve for store closing costs established during fiscal year 2000 were deemed no longer necessary and reversed. This reversal reduced the fiscal year 2001 charge by approximately $3,077,000. The net charge of $76,761,000 reduced fiscal year 2001 net income by $47,728,000, or $0.42 per diluted share. See "Significant Accounting Policies - Facility Closure Costs" below.

      Included in the charge for store closing and asset impairment was $5,631,000 of expense related to the write-off of the Company's investment in a joint venture in Brazil as well as receivables from that joint venture.

      Also during the fourth quarter of fiscal year 2001, the Company recorded an additional pre-tax charge of $3,680,000 as a result of the inventory liquidation at the closing stores. The inventory liquidation charge reduced fiscal year 2001 net income by $2,227,000, or $0.02 per diluted share.

      The 29 stores closed during the first quarter of fiscal year 2002 upon completion of the liquidation process that began as of the first day of fiscal year 2002. The results of operations for the 29 closing stores were assumed by a third-party liquidator and, accordingly, will not be included in the Company's consolidated results of operations beginning January 27, 2002.

      See Note 2 of Notes to Consolidated Financial Statements of the Company for additional information regarding these charges.

Income Taxes - Fiscal Year 2001

      In the fourth quarter of fiscal year 2001, the Company recorded a $170,616,000 charge to establish a valuation allowance for its net deferred tax assets and net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. Although management believes the Company's results for those periods were heavily affected by deliberate and planned infrastructure improvements, including its PowerMax distribution network and state-of-the-art SAP computer system as well as an aggressive store closing program, the Company's cumulative loss in the most recent three-year period, including the net loss reported for the fourth quarter of fiscal year 2001, represented negative evidence sufficient to require a full valuation allowance under the provisions of FAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. The charge reduced fiscal year 2001 net income by $1.49 per diluted share. See Note 8 of Notes to Consolidated Financial Statements of the Company for additional information regarding this charge.

      On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period for net operating losses incurred during the Company's taxable years ended in 2001 and 2000 to five years from two years. Although it is still evaluating the effect of this new tax law, the Company expects additional carryback of net operating losses in excess of $50,000,000. These net operating losses were fully reserved during the fourth quarter of fiscal year 2001. The Company expects to reverse a portion of the valuation allowance equal to the additional carryback and report income tax benefit of an equal amount in the first quarter of fiscal year 2002. The Company anticipates receiving the cash refund for the additional carryback during fiscal year 2002. See Note 8 of Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.

Store Closing Program - Fiscal Year 2000

      During fiscal year 2000, the Company announced that it had completed a review of its real estate portfolio and elected to close 50 underperforming superstores. In conjunction with the store closings, the Company recorded a pre-tax charge for store closing and asset impairment of $109,578,000 during the fourth quarter of fiscal year 2000. Major components of the charge included lease disposition costs of $89,815,000, asset impairment and disposition costs of $13,071,000 and other closing costs, including severance, of $6,692,000. Estimated lease disposition costs in the charge included the aggregate straight-line rent expense for the closed stores, net of approximately $83,981,000 of expected future sublease income. The Company estimated future sublease income for the closed stores based on real estate studies prepared by independent industry experts. The charge reduced net income by $66,843,000, or $0.59 per diluted share, during fiscal year 2000.

      Also during the fourth quarter of fiscal year 2000, the Company recorded an additional pre-tax charge of $8,244,000 as a result of the inventory liquidation at the closed stores. The inventory liquidation charge reduced fiscal year 2000 net income by $4,946,000, or $0.05 per diluted share.

      Of the 50 superstores originally expected to close, 48 were liquidated and closed during fiscal year 2001. During the fourth quarter of fiscal year 2001, the Company elected not to close the remaining two stores due to changes in competitive and market conditions and reversed the charge originally recorded to close those stores. In total, approximately $3,077,000 of the original charge recorded in fiscal year 2000 was reversed during the fourth quarter of fiscal year 2001, primarily as a result of the two stores management elected not to close and certain equipment lease termination costs that were lower than expected.

      See Note 2 of Notes to Consolidated Financial Statements of the Company for additional information regarding these charges.

Legal Settlement - Fiscal Year 2000

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

Inventory Markdown Charge for Item Rationalization - Fiscal Year 1999

      In order to effect the acceleration of the Company's supply-chain management initiative, which included the development and opening of a nationwide network of 600,000 to 750,000-square-feet, PowerMax inventory distribution facilities and the implementation of the Company's new warehouse management system, the Company decided to eliminate select current products on hand as part of its program of merchandise and vendor rationalization. In connection with this decision, the Company recorded a pre-tax markdown charge of $83,257,000 during the third quarter of fiscal year 1999. The charge provided for the liquidation of merchandise that was not expected to be part of the Company's ongoing product offering. The charge reduced the third quarter net income by $53,284,000, or $0.47 per diluted share. During the fourth quarter of fiscal year 1999, the Company reversed $5,885,000 of the charge based on the actual sell-through and merchandise margin rates of discontinued products, which exceeded original expectations during the execution of the related clearance event. The reversal increased fourth quarter net income by $3,766,000, or $0.03 per diluted share. In total, the charge reduced fiscal year 1999 net income by $49,518,000, $0.43 per diluted share.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations provided $231,021,000 of cash during fiscal year 2001 primarily as a result of a reduction in inventory, partially offset by a decrease in accounts payable. Inventory was reduced $274,261,000 or approximately 24% on a year-over-year basis. The reduction in inventory was the result of the Company's supply-chain management initiatives. On a per-store basis, inventory was reduced by nearly 29% year over year. Accounts payable decreased $57,035,000 year over year, however, accounts payable-to-inventory leverage (a measure of inventory financed by accounts payable to vendors) improved to 56.0% as of January 26, 2002, from 50.7% as of January 27, 2001. The improvement in accounts payable-to-inventory leverage was primarily a result of improved inventory turnover. The Company's operations used $13,930,000 of cash during fiscal year 2000, primarily as a result of a decrease in accounts payable-to-inventory leverage. Inventory decreased $114,755,000 during fiscal year 2000 despite adding inventory for new superstores and a PowerMax distribution facility opened during the year. Same-store inventory levels decreased nearly 22% in fiscal year 2000 as a result of the Company's supply-chain management initiatives. Accounts payable decreased $141,213,000 during fiscal year 2000 and accounts payable-to-inventory leverage decreased to 50.7% as of January 27, 2001, from 55.1% as of January 22, 2000. Net cash provided by operations was $267,946,000 in fiscal year 1999.

      Net cash used for investing activities, primarily capital expenditures for new and remodeled superstores and information technology initiatives, was $50,377,000 in fiscal year 2001, as compared to $141,134,000 in fiscal year 2000 and $111,744,000 in fiscal year 1999. Capital expenditures were $49,228,000, $134,812,000 and $117,154,000 in fiscal years 2001, 2000 and 1999, respectively.

      Net cash used for financing was $232,263,000 in fiscal year 2001. Fiscal year 2001 financing activities primarily represented a reduction of outstanding borrowings under the Company's revolving credit facility of $200,000,000 and a decrease in overdraft balances of $36,740,000. Net cash provided by financing was $209,880,000 in fiscal year 2000. Fiscal year 2000 financing activities primarily represented borrowings under the Company's revolving credit facility, the issuance of $50,000,000 of redeemable preferred shares and an increase in overdraft balances. Net cash used by financing activities was $150,597,000 in fiscal year 1999. Fiscal year 1999 financing activities primarily represented a decrease in outstanding borrowings under the Company's revolving credit facilities, a decrease in overdraft balances and the payment of $34,841,000 for treasury stock purchases. The Company made advanced payments for leased facilities of $21,237,000 during fiscal year 1999. The majority of these advanced payments were reimbursed in fiscal year 2000.

      The Company opened 17 new superstores in the United States and four new superstores in Mexico in fiscal year 2001 and plans to open fewer domestic superstores and up to ten new superstores in Mexico during fiscal year 2002. Management estimates that the Company's cash requirements for opening a domestic superstore, exclusive of pre-opening expenses, will be approximately $900,000, including approximately $425,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $400,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $90,000 per domestic superstore in fiscal year 2002.

      The Company expects capital expenditures for fiscal year 2002, primarily for information technology initiatives and new store openings, to total $60,000,000 to $65,000,000.

      On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period for net operating losses incurred during the Company's taxable years ended in 2001 and 2000 to five years from two years. Although it is still evaluating the effect of this new tax law, the Company expects additional carryback of net operating losses in excess of $50,000,000. These net operating losses were fully reserved during the fourth quarter of fiscal year 2001. The Company expects to reverse a portion of the valuation allowance equal to the additional carryback and report income tax benefit of an equal amount in the first quarter of fiscal year 2002. The Company anticipates receiving the cash refund for the additional carryback during fiscal year 2002. See Note 8 of Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.

      Due to the decline in Kmart's debt rating, the Company was required to purchase, during the first quarter of fiscal year 2002, the mortgage notes on two of its store properties for an aggregate amount of $5,085,000. Both of the properties are occupied by the Company. Principal and interest payments to the Company under the mortgage notes are secured by the Company's rent payments under the related lease agreements. Interest on the mortgage notes accrues to the Company at an average rate of approximately 10% per annum which exceeds the Company's current borrowing rate. The Company does not expect the decline in Kmart's debt rating or Kmart's subsequent bankruptcy filing to have a material adverse impact on OfficeMax's financial position or the results of its operations.

      On August 13, 1998, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its common shares on the open market. At the end of fiscal year 1999, the Company had purchased a total of 12,702,100 shares at a cost of $113,619,000. The Company did not repurchase any common shares during fiscal year 2001 or fiscal year 2000. Treasury stock purchases to-date included systematic purchases of shares to cover potential dilution from the future issuance of shares under the Company's equity-based incentive plans.

      The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings to be sufficient to finance its operations and capital requirements.

      On November 30, 2000, the Company entered into a three-year senior secured revolving credit facility. The revolving credit facility is secured by a first priority perfected security interest in the Company's inventory and certain accounts receivable and provides for borrowings of up to $700,000,000 at the bank's base rate or Eurodollar Rate plus 1.75% to 2.50% depending on the level of borrowing. As of January 26, 2002, the Company had outstanding borrowings of $20,000,000 under the revolving credit facility at a weighted average interest rate of 4.75%. As of January 27, 2001, the Company had outstanding borrowings of $220,000,000 under the revolving credit facility at a weighted average interest rate of 8.61%. Also from this facility, the Company had $111,580,000 of standby letters of credit outstanding as of January 26, 2002, in connection with its insurance programs and two synthetic operating leases related to the Company's PowerMax inventory distribution facilities. These letters of credit are considered outstanding amounts under the revolving credit facility. The Company pays quarterly usage fees of between 1.62% and 1.87% per annum on the outstanding standby letters of credit. As of January 27, 2001, the Company had $122,325,000 of standby letters of credit issued in connection with its insurance programs and two synthetic operating leases related to its PowerMax inventory distribution facilities, outstanding under the revolving credit facility and an additional facility that expired in fiscal year 2001.

      The Company pays quarterly fees of 0.25% per annum on the unused portion of the revolving credit facility. Available borrowing capacity under the revolving credit facility is calculated as a percentage of the Company's inventory and certain accounts receivable. As of January 26, 2002, the Company had unused and available borrowings under the revolving credit facility in excess of $412,600,000.

      During the fourth quarter of fiscal year 2000, the Company assumed an eleven-year $1,800,000 mortgage loan secured by real estate previously leased by the Company. As of January 26, 2002, $1,652,000 of the mortgage loan was outstanding. The mortgage loan bears interest at a rate of 5.0% per annum. Maturities of the mortgage loan including interest will be approximately $213,000 for each of the next five years.

      Significant Contractual Obligations. The Company is obligated to make future payments under various contracts such as its revolving credit facility, operating leases and other contractual obligations. The following table summarizes the Company's significant contractual obligations as of January 26, 2002:

(Dollars in thousands)
                                                                    Payments Due by Period
                                  ------------------------------------------------------------------------------------------
                                                        Less than                                                 After
  Contractual Obligations              Total             1 year            1-3 years          4-5 years          5 years
                                  ---------------    ---------------    ---------------    ---------------   ---------------
      Long-term Debt                   $   1,652           $    122           $    286           $    317          $    927
      Operating Leases                 2,980,492            356,123            629,439            519,191         1,475,739
      Unconditional Purchase
       Obligations                         2,000              2,000                  -                  -                 -
      Other Obligations                   21,750             21,750                  -                  -                 -
                                  ---------------    ---------------    ---------------    ---------------   ---------------
  Total Contractual Obligations      $ 3,005,894         $  379,995         $  629,725         $  519,508       $ 1,476,666
                                  ===============    ===============    ===============    ===============   ===============

      Long-term Debt. Amount represents a mortgage loan secured by real estate previously leased by the Company.

      Operating Leases. Amount represents rents due under the Company's operating leases and includes future lease payments under two synthetic operating lease agreements of approximately $11,467,000. The Company occupies two of its PowerMax inventory distribution facilities under synthetic operating leases, financial structures that qualify under generally accepted accounting principles as operating leases for financial reporting purposes and as debt financing for income tax purposes, from non-OfficeMax affiliated special purpose entities ("SPEs") which have been established by nationally prominent, creditworthy commercial lessors to facilitate the financing of those assets for the Company. The use of SPEs allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to the Company. The SPEs finance the cost of the property through the issuance of commercial paper which is redeemed with the proceeds from the Company's rent payments. The Company has provided standby letters of credit of approximately $81,000,000 in support of the commercial paper. In the event that the Company defaults on its obligations under the lease, the SPEs would draw on the letters of credit in order to redeem the commercial paper. These letters of credit are considered outstanding amounts under the Company's revolving credit facility. The Company has not established any SPEs. All of the SPEs are owned by institutions which are completely independent of, and not affiliated with, the Company. No officers, directors or employees of the Company hold any direct or indirect equity interest in such SPEs. The provisions of the synthetic operating lease agreements also contain purchase options and fair value guarantees. See "Guarantees" below for additional information regarding these provisions.

      Unconditional Purchase Obligations. Amount represents $2,000,000 due to the Company's joint venture in Mexico, OfficeMax de Mexico, as a result of the Company's acquisition of a majority interest in that joint venture as of the end of fiscal year 1999. The Company expects to convert a note receivable from the joint venture to an equity investment in OfficeMax de Mexico during fiscal year 2002 in satisfaction of this obligation. See Note 4 of Notes to Consolidated Financial Statements of the Company for additional information regarding the acquisition of a majority interest in OfficeMax de Mexico.

      In accordance with an amended and restated joint venture agreement, the Company's joint venture partner in Mexico can elect to put its remaining 49% interest in OfficeMax de Mexico to the Company beginning in the first quarter of fiscal year 2002, if certain earnings targets are achieved. Currently, the minority partner has indicated that it has no intentions to exercise this right in fiscal year 2002. If the earnings targets are achieved and the joint venture partner elects to put its ownership interest to the Company, the purchase price would be calculated based on a multiple of the joint venture's earnings before interest, taxes, depreciation and amortization and would not be expected to exceed $40,000,000. The Company and its minority partner have begun preliminary negotiations regarding amending the joint venture agreement in order to establish a longer-term commitment from the minority partner. Currently, the Company is unable to estimate its obligation under the put option, if any. Accordingly, no amount related to the put option is included in the table above.

      Other Obligations. This amount represents the full value of the Company's outstanding Series B Serial Preferred Shares (the "Series B Shares") of $21,750,000. See "Gateway Alliance" below and Note 14 of Notes to Consolidated Financial Statements of the Company for additional information regarding the Series B Shares.

      Other Significant Commercial Commitments. The following table summarizes the Company's significant commercial commitments as of January 26, 2002:

(Dollars in thousands)
                                                           Amount of Commitment Expiration Per Period
                                      --------------------------------------------------------------------------------------
                                                          Less than                                               After
   Other Commercial Commitments           Total             1 year          1-3 years         4-5 years          5 years
                                      --------------    --------------    --------------    --------------    --------------
         Lines of Credit                  $  20,000          $      -         $  20,000           $     -           $     -

         Standby Letters of Credit          111,580                 -           111,580                 -                 -
         Guarantees                           5,085             5,085                 -                 -                 -
                                      --------------    --------------    --------------    --------------    --------------
   Total Commercial Commitments          $  136,665         $   5,085        $  131,580           $     -           $     -
                                      ==============    ==============    ==============    ==============    ==============

      Lines of Credit. Amount represents the outstanding borrowings on the Company's revolving credit facility as of January 26, 2002, exclusive of letters of credit. The revolving credit facility expires in November 2003.

      Standby Letters of Credit. Amount represents outstanding letters of credit issued in connection with the Company's insurance programs and two synthetic operating leases related to the Company's PowerMax inventory distribution facilities. These letters of credit are issued under the Company's revolving credit facility. The revolving credit facility expires in November 2003.

      Guarantees. Due to a decline in Kmart's debt rating, the Company was required to purchase, during the first quarter of fiscal year 2002, the mortgage notes on two of its store properties for an aggregate amount of $5,085,000. Both of the properties are occupied by the Company. Principal and interest payments to the Company under the mortgage notes are secured by the Company's rent payments under the related lease agreements. Interest on the mortgage notes accrues to the Company at an average rate of approximately 10% per annum which exceeds the Company's current borrowing rate.

      The Company operates two of its PowerMax inventory distribution facilities under synthetic operating leases with initial lease terms expiring in fiscal year 2004. One of the synthetic operating leases can be extended at the Company's option until fiscal year 2006. Upon expiration of the synthetic operating leases, the Company can elect to purchase the related assets of both facilities at a total cost specified in the lease agreement of approximately $80,000,000. If the Company does not elect to purchase the related assets, the Company is required to honor certain fair value guarantees. These guarantees require the Company to reimburse the lessor any shortfall to a fair value specified in the lease agreement. Currently, the Company expects to purchase the related assets upon expiration of the synthetic operating leases and is unable to estimate its obligation, if any, under the fair value provisions of these leases. Accordingly, no amount is included in the table above.

SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management of the Company uses historical information and all available information to make these estimates and assumptions. Actual amounts could differ from these estimates and different amounts could be reported using different assumptions and estimates.

      The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements. Management believes that of its significant accounting policies, its policies concerning inventory, income taxes, impairment of long-lived assets, goodwill and facility closure costs involve a high degree of judgments, estimates, and complexity. The estimates and judgments made by management in regards to these policies have the most significant impact on the Company's reported financial position and operating results. Additional information regarding these policies is included below.

         Inventory. Inventories are valued at weighted average cost or market. Throughout the year, the Company performs annual physical inventories at all of its locations. For periods subsequent to the date of each location's last physical inventory, a reserve for estimated shrinkage is provided based on various factors including sales volume, the location's historical shrink results and current trends. If actual losses as a result of inventory shrink are different than management's estimates, adjustments to the Company's reserve for inventory shrink may be required.

         The Company records a reserve for future inventory cost markdowns to be taken for inventory not expected to be part of its ongoing merchandise offering. This reserve was $4,500,000 and $4,000,000 as of January 26, 2002 and January 27, 2001, respectively. Management estimates the required reserve for future inventory cost markdowns based on historical information regarding product sell through and gross margin rates for similar products. If actual sell through or gross margin rates for discontinued inventory are different than management's estimates, additional inventory markdowns may be required and the Company's gross margin could be significantly impacted.

         Income Taxes. The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of FAS 109. In accordance with that standard, the Company recorded a valuation allowance for its net deferred tax assets and net operating loss carryforwards of $170,616,000 as of January 26, 2002. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support the reversal of the remaining reserve. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. See Note 8 of Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.

         Impairment of Long-Lived Assets. The Company reviews its long-lived assets for possible impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable by the undiscounted future cash flows to be generated by the asset over its remaining useful life. If impairment exists, the carrying amount of the asset is reduced. The Company evaluates possible impairment of long-lived assets for each of its retail stores individually based management's estimate of the store's future earnings before interest, taxes, depreciation and amortization. Long-lived assets for which the Company cannot specifically identify cash flows that are largely independent of the cash flows of other long-lived assets, such as its corporate and distribution facilities, are evaluated based on management's estimate of the Company's future consolidated operating cash flows. During fiscal years 2001 and 2000, the Company recorded impairment losses of $8,325,000 and $2,399,000, respectively. If actual future operating results or cash flows are different than management's estimates, additional impairment losses may be required.

         Goodwill. Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. Through the end of fiscal year 2001, the Company amortized its goodwill over 10 to 40 years using the straight-line method. The Company evaluated the recoverability of its goodwill and reviewed the amortization period on an annual basis by determining whether the remaining balance could be recovered through the undiscounted future cash flows of the related assets over the remaining life of the goodwill. Based on its review, the Company does not believe that an impairment of its goodwill had occurred as of, and through the period ended, January 26, 2002.

         As a result of a new accounting standard that is effective for the Company as of the beginning of fiscal year 2002, goodwill will no longer be amortized, but will be tested for impairment at least annually (see "Recently Issued Accounting Pronouncements" below). The Company is assessing the financial statement impact of the adoption of the new standard, which could include an impairment loss, or write-off, of some portion of the Company's intangible assets, including goodwill.

         Facility Closure Costs. The Company continuously reviews its real estate portfolio to identify underperforming facilities and closes those facilities that are no longer strategically or economically viable. The Company accrues estimated closure costs in the period in which management approves a plan to close a facility. The accrual for estimated closure costs is net of expected future sublease income, which is estimated by management based on real estate studies prepared by independent industry experts. If actual future sublease income is different than management's estimate, adjustments to the Company's store closing reserves may be necessary.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K (including information incorporated by reference) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any information in this report that is not historical information is a forward-looking statement which may be identified by the use of language such as "may," "will," "should," "expects," "plans," "anticipates," "estimates," "believes," "thinks," "continues," "indicates," "outlook," "looks," "goals," "initiatives," "projects," or similar expressions. These statements are likely to address the Company's growth strategy, future financial performance (including sales and earnings), strategic initiatives, marketing and expansion plans, and the impact of operating initiatives. The forward-looking statements, which speak only as of the date the statement was made, are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated, projected or implied in the forward-looking statements. These risks and uncertainties include those described in Exhibit 99.1 to this Form 10-K, and in other reports and exhibits to those reports filed with the Securities and Exchange Commission. You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company's SEC filings are available at no charge at www.sec.gov and www.freeedgar.com, as well as on a number of other web sites including OfficeMax.com, under the investor information section. These risks and uncertainties include, but are not limited to, the following: risks associated with general economic conditions (including the effects of the general economic slowdown in 2001 and early 2002); and failure to adequately execute plans and unforeseen circumstances beyond the Company's control in connection with development, implementation and execution of new business processes, procedures and programs. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

SIGNIFICANT TRENDS AND DEVELOPMENTS

      During fiscal year 2001 and the second half of fiscal year 2000, the operations of the Company's Domestic segment were significantly impacted by the recession in the United States and uncertain consumer and business sentiment following the September 11th terrorist attacks. These factors contributed to a decline in both small business capital purchases and the formation of new company startups as well as reduced consumer and business spending, particularly for technology and furniture products. Many economic forecasts expect the recession in the U.S. economy to continue during the first half of 2002.

      During recent years, the Company has experienced increased competition from mass merchandisers and wholesale clubs. These retailers have increased their assortment of office products in order to attract home office customers and individual consumers. Further, various other retailers that have not historically competed with OfficeMax, such as drug stores and grocery chains, have begun carrying at least a limited assortment of paper products and basic office supplies. Management expects this trend towards a proliferation of retailers offering a limited assortment of office supplies to continue. This increased competition is likely to result in additional competitive pressures on pricing and gross profits.

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

      The Series A Shares, which had a purchase price of $9.75 per share, voted on an as-converted to Common Shares basis (one vote per share) and did not bear any interest or coupon. The Series A Shares were to increase in value from $9.75 per share to $12.50 per share on a straight-line basis over the five-year term of the alliance. The Company recognized the increase in value by a charge directly to Retained Earnings for Preferred Share Accretion. The Series B Shares, which had a purchase price of $10 per share and a coupon rate of 7% per annum, had no voting rights.

      During the first quarter of fiscal year 2001, Gateway announced its intention to discontinue selling computers in non-Gateway stores, including OfficeMax superstores. At that time, OfficeMax and Gateway began discussing legal issues regarding Gateway's performance under the strategic alliance. In the second quarter of fiscal year 2001, Gateway ended its rollout of Gateway store-within-a-store computer departments in the Company's superstores and has since removed its equipment and fixtures from such stores. On July 23, 2001, Gateway notified the Company of its termination of the MLA and its desire to exercise its redemption rights with respect to the Series B Shares. Thereafter, the Company, which had previously notified Gateway of Gateway's breaches under the MLA and related agreements, reaffirmed its position that Gateway was in breach of its obligations under the MLA and related agreements. Litigation and arbitration proceedings have commenced.

      During the fourth quarter of fiscal year 2001, Gateway elected to convert its Series A Shares, plus accrued preferred share accretion of $2,115,000, into 9,366,109 common shares of the Company.

      OfficeMax does not anticipate redeeming any of the Series B Shares owned by Gateway until all of the issues associated with the strategic alliance and its wind down have been resolved. Based on current circumstances, it is unclear when such a resolution will occur. In May 2001, OfficeMax announced a strategic alliance with another computer provider.

SEASONALITY AND INFLATION

      The Company's business is seasonal with sales and operating income higher in the third and fourth quarters, which include the Back-to-School period and the holiday selling season, respectively, followed by the traditional new year office supply restocking month of January. Sales in the second quarter's summer months are historically the slowest of the year primarily because of lower office supplies consumption during the summer vacation period. Management believes inflation has not had a material effect on the Company's financial condition or operating results for the periods presented and, in fact, has experienced decreasing selling prices for items such as furniture, fax machines, printers, copiers and various other electronics merchandise.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Accounting for Business Combinations" ("FAS 141") and Statement No. 142, "Goodwill and Other Intangibles" ("FAS 142"). These Statements modify accounting for business combinations and address the accounting for goodwill and other intangible assets. The provisions of FAS 141 are effective for business combinations initiated after June 30, 2001. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. FAS 142 specifies that, among other things, goodwill and intangible assets with an indefinite useful life will no longer be amortized. The standard requires goodwill and intangible assets with an indefinite useful life to be periodically tested for impairment using the two-step test specified in the standard and written down to fair value if considered impaired. Intangible assets with estimated useful lives will continue to be amortized over those periods. FAS 142 is effective for the Company for fiscal year 2002. Accordingly, the Company is required to complete the first step in the two-step test for impairment prior to the end of its second fiscal quarter on July 27, 2002. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of the impairment loss, if any. The Company is assessing the financial statement impact of the adoption of these Statements, which could include an impairment loss, or write-off, of some portion of the Company's intangible assets, including goodwill.

      In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). This Statement requires that a liability for an asset retirement obligation be recognized when incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. FAS 143 is effective for fiscal years beginning after June 15, 2002. Adoption of FAS 143 is not expected to have a material impact on the Company's financial position or the results of its operations.

      In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This Statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains many of its fundamental provisions. FAS 144 also expands the scope of discontinued operations to include more disposal transactions. The Company adopted FAS 144 during the first quarter of fiscal year 2002. Adoption of the new standard did not have a material effect on earnings or the financial position of the Company.

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

      The Company is exposed to foreign currency exchange risk through its joint venture partnership in Mexico. The Company has not entered into any derivative financial instruments to hedge this exposure, and believes its potential exposure is not material to the Company's financial position or the results of its operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Consolidated Financial Statements on page F-1. Supplementary quarterly financial information for the Company is included in Note 13 of Notes to Consolidated Financial Statements of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 regarding Directors will be contained under the caption "Election of Directors" in the Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference.

      The information required by this Item 10 regarding executive officers is contained under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item 11 will be contained under the captions "How are Directors Compensated?" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such captions is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 will be contained under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such captions is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 will be contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

         See Index to Consolidated Financial Statements on page F-1.

(a)(2) Financial Statement Schedules:

         Valuation and Qualifying Accounts (see page S-1)

(a)(3) Exhibits:

         See Exhibit Index on pages 32 and 33 of this report.

(b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the fourth quarter of fiscal year 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OFFICEMAX, INC.


DATE:  April 17, 2002                          By:  /s/ Michael Feuer
                                                  ---------------------
                                                   Michael Feuer, Chairman
                                                   and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Feuer                                               April 17, 2002
-------------------
Michael Feuer, Chairman and Chief Executive
Officer (Principal Executive Officer)

/s/ Michael F. Killeen                                          April 17, 2002
-----------------------
Michael F. Killeen, Senior Executive Vice President,
Chief Financial Officer (Principal Financial Officer)

/s/ Michael A. Weisbarth                                        April 17, 2002
-------------------------
Michael A. Weisbarth, Senior Vice President, Corporate
Controller (Principal Accounting Officer)

/s/ Raymond L. Bank                                             April 17, 2002
--------------------
Raymond L. Bank, Director

/s/ Burnett W. Donoho                                           April 16, 2002
----------------------
Burnett W. Donoho, Director

/s/ Philip D. Fishbach                                          April 12, 2002
----------------------
Philip D. Fishbach, Director

/s/ James F. McCann                                             April 15, 2002
-------------------
James F. McCann, Director

/s/ Sydell L. Miller                                            April 12, 2002
--------------------
Sydell L. Miller, Director

/s/ Jerry Sue Thornton                                          April 17, 2002
----------------------
Jerry Sue Thornton, Director

/s/ Ivan J. Winfield                                            April 15, 2002
--------------------
Ivan J. Winfield, Director

                                  EXHIBIT INDEX
                                  -------------

                                                                                                       Incorporation
Exhibit No.           Description of Exhibit                                                           by Reference
-----------           ----------------------                                                         ----------------
       3.1           Second Amended and Restated Articles of Incorporation of the Company, as amended.            (6)

       3.2           Code of Regulations of the Company.                                                          (3)

       4.1           Specimen Certificate for the Common Shares.                                                  (1)

       4.2           Rights Agreement Dated as of March 17, 2000 between the Company and First Chicago            (7)
                     Trust Company of New York, as Rights Agent.

       10.1          Loan and Security Agreement dated as of November 30, 2000, by and among Fleet                (8)
                     Retail Finance, Inc., as administrative agent, Fleet National Bank, as issuer,
                     Chase Business Credit Corp. and The Chase Manhattan Bank, as co-agents, GMAC
                     Business Credit, LLC and GMAC Commercial Credit, LLC, as documentation agents,
                     The CIT Group/Business Credit, Inc., as syndication agent, Fleet Securities,
                     Inc., as arranger, and the Company, as lead borrower for OfficeMax, Inc.,
                     BizMart, Inc., BizMart (Texas), Inc. and OfficeMax Corp., as borrowers.

       10.2          Mortgage  Loan  Agreement  dated  November 6, 1996 by and between the Company and            (4)
                     KeyBank National Association.

      * 10.3         Amended  and  Restated  Employment  Agreement  dated as of January 2, 2000 by and            (6)
                     between Michael Feuer and the Company.

      * 10.4         OfficeMax Employee Share Purchase Plan.                                                      (1)

      * 10.5         OfficeMax Management Share Purchase Plan.                                                    (1)

      * 10.6         OfficeMax Director Share Plan, as amended and restated February 28, 2002 (filed herewith).   (8)

      * 10.7         OfficeMax Amended and Restated Equity-Based Award Plan.                                      (8)

      * 10.8         OfficeMax Annual Incentive Bonus Plan.                                                       (5)

       10.9          Lease Guaranty, Indemnification and Reimbursement Agreement dated November 9, 1994           (2)
                     between the Company and Kmart Corporation.

     * 10.10         Forms of Severance Agreements.                                                               (6)

     * 10.11         Schedule of certain executive officers who are parties to the Severance  Agreements in the forms referred to in Exhibit 10.10 (filed herewith).

       21.1          List of Subsidiaries.                                                                        (6)

       23.1          Consent of Independent Accountants (filed herewith).

       99.1          Statement Regarding Forward Looking Information (filed herewith).

(1) Included as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-83528) and incorporated herein by reference.

(2) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 22, 1994 (File No. 1-3380), and incorporated herein by reference.

(3) Included as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 21, 1995 (File No. 13380), and incorporated herein by reference.

(4) Included as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 25, 1997 (File No. 1-3380), and incorporated herein by reference.

(5) Included as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 24, 1998 (File No. 1-3380), and incorporated herein by reference.

(6) Included as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 22, 2000 (File No. 1-3380), and incorporated herein by reference.

(7) Included as an exhibit to the Company's Form 8-A filed on March 20, 2000, and incorporated herein by reference.

(8) Included as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2001 (File No. 1-3380), and incorporated herein by reference.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                 OFFICEMAX, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----
             Report of Management                                                                  F - 2

             Report of Independent Accountants                                                     F - 2

             Consolidated Statements of Income - Fiscal years ended January 26, 2002,
                      January 27, 2001 and January 22, 2000                                        F - 3

             Consolidated Balance Sheets - January 26, 2002 and
                      January 27, 2001                                                             F - 4

             Consolidated Statements of Cash Flows - Fiscal years ended January 26,
                      2002, January 27, 2001 and January 22, 2000                                  F - 5

             Consolidated Statements of Changes in Shareholders' Equity - Fiscal
                      years ended January 26, 2002, January 27, 2001 and January 22,
                      2000                                                                         F - 6

             Notes to Consolidated Financial Statements                                            F - 7


                              REPORT OF MANAGEMENT

         Responsibility for the integrity and objectivity of the financial information presented in this Annual Report on Form 10-K rests with OfficeMax management. The financial statements of OfficeMax, Inc. and its subsidiaries were prepared in conformity with accounting principles generally accepted in the United States of America, applying certain estimates and assumptions as required.

         OfficeMax has established and maintains a system of internal controls designed to provide reasonable assurance that its books and records reflect the transactions of the Company and that its established policies and procedures are carefully followed. This system is based on written procedures, policies and guidelines, organizational structures that provide an appropriate division of responsibility, a program of internal audit and the careful selection and training of qualified personnel.

         PricewaterhouseCoopers LLP (PWC), independent accountants, examined the financial statements and their report is presented below. PWC's opinion is based on an examination which provides an independent, objective review of the way OfficeMax fulfills its responsibility to publish statements which present fairly its financial position and operating results. PWC obtains and maintains an understanding of the Company's accounting and reporting controls, tests transactions and performs related auditing procedures as they consider necessary to arrive at an opinion on the fairness of the financial statements. While the independent accountants make extensive reviews of procedures, it is neither practicable nor necessary for them to test a large portion of the daily transactions.

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

/s/Michael Feuer                              /s/Michael F. Killeen
   -------------                                 ------------------
  Michael Feuer                                 Michael F. Killeen
  Chairman of the Board &                       Senior Executive Vice President,
  Chief Executive Officer                       Chief Financial Officer


                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of OfficeMax, Inc.

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of OfficeMax, Inc. and its subsidiaries (the "Company") at January 26, 2002 and January 27, 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 26, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
April 15, 2002

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

------------------------------------------------------------------------------------------------------------------------------
                                                                  52 Weeks Ended       53 Weeks Ended       52 Weeks Ended
                                                                     Jan. 26,             Jan. 27,             Jan. 22,
Fiscal Year Ended                                                      2002                 2001                 2000
------------------------------------------------------------------------------------------------------------------------------
Sales                                                                  $ 4,636,024          $ 5,133,925          $ 4,822,673
Cost of merchandise sold, including buying and
   occupancy costs                                                       3,546,216            3,904,953            3,653,783
Inventory liquidation                                                        3,680                8,244                   -
Inventory markdown for item rationalization                                     -                    -                77,372
                                                                --------------------------------------------------------------
                                                                         3,549,896            3,913,197            3,731,155

Gross profit                                                             1,086,128            1,220,728            1,091,518

Store operating and selling expenses                                     1,052,958            1,131,451              910,032
General and administrative expenses                                        145,680              156,273              128,708
Goodwill amortization                                                        9,855                9,863                9,418
Pre-opening expenses                                                         2,790                7,113               10,974
Store closing and asset impairment                                          76,761              109,578                   -
                                                                --------------------------------------------------------------
Total operating expenses                                                 1,288,044            1,414,278            1,059,132
                                                                --------------------------------------------------------------

Operating income (loss)                                                   (201,916)            (193,550)              32,386

Interest expense, net                                                       14,804               16,493               10,146
Other expense (income), net                                                     61                   60                  (59)
                                                                --------------------------------------------------------------
Income (loss) before income taxes                                         (216,781)            (210,103)              22,299
Income tax expense (benefit)                                                89,704              (79,076)              12,258
Minority interest                                                            2,973                2,139                   -
                                                                --------------------------------------------------------------
Net income (loss)                                                      $  (309,458)         $  (133,166)          $   10,041
                                                                ==============================================================

EARNINGS (LOSS) PER COMMON SHARE:
   Basic                                                                $    (2.72)          $    (1.20)           $    0.09
                                                                ==============================================================
   Diluted                                                              $    (2.72)          $    (1.20)           $    0.09
                                                                ==============================================================

   WEIGHTED AVERAGE NUMBER OF
        COMMON SHARES OUTSTANDING:
   Basic                                                               114,308,000          112,738,000          113,578,000
                                                                ==============================================================
   Diluted                                                             114,308,000          112,738,000          114,248,000
                                                                ==============================================================

See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

-------------------------------------------------------------------------------------------------------------
                                                                     JANUARY 26,            JANUARY 27,
                                                                        2002                    2001
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
      Cash and equivalents                                               $  76,751              $  127,337
      Accounts receivable, net of allowances
           of $974 and $1,261, respectively                                 87,511                 105,666
      Merchandise inventories                                              884,827               1,159,089
      Other current assets                                                  43,834                 110,821
                                                                 --------------------   ---------------------
            Total current assets                                         1,092,923               1,502,913
Property and Equipment:
      Buildings and land                                                    35,725                  36,180
      Leasehold improvements                                               185,998                 196,088
      Furniture, fixtures and equipment                                    616,768                 599,813
                                                                 --------------------   ---------------------
      Total property and equipment                                         838,491                 832,081
      Less: Accumulated depreciation                                      (479,204)               (397,757)
                                                                 --------------------   ---------------------
      Property and equipment, net                                          359,287                 434,324
Other assets and deferred charges                                           12,302                  55,680
Goodwill, net of accumulated amortization
    of $89,757 and $79,902, respectively                                   290,495                 300,350
                                                                 --------------------   ---------------------
                                                                       $ 1,755,007             $ 2,293,267
                                                                 ====================   =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable - trade                                          $  495,505              $  587,618
      Accrued expenses and other liabilities                               196,297                 179,034
      Accrued salaries and related expenses                                 50,705                  45,197
      Taxes other than income taxes                                         68,509                  67,564
      Credit facilities                                                     20,000                 220,000
      Redeemable preferred shares - Series B                                21,750                       -
      Mortgage loan, current portion                                           122                     116
                                                                 --------------------   ---------------------
            Total current liabilities                                      852,888               1,099,529
Mortgage loan                                                                1,530                   1,663
Other long-term liabilities                                                175,456                 141,245
                                                                 --------------------   ---------------------
            Total liabilities                                            1,029,874               1,242,437
                                                                 --------------------   ---------------------

Commitments and contingencies                                                    -                       -
Minority interest                                                           19,184                  16,211
Redeemable preferred shares - Series A                                           -                  31,269
Redeemable preferred shares - Series B                                           -                  21,050
Shareholders' Equity:
      Common stock without par value;
          200,000,000 shares authorized;
          134,284,054 and 124,969,255 shares
          issued and outstanding, respectively                             895,466                 865,319
      Deferred stock compensation                                              (29)                   (321)
      Cumulative translation adjustment                                        616                    (417)
      Retained earnings (deficit)                                          (87,589)                223,415
      Less: Treasury stock, at cost                                       (102,515)               (105,696)
                                                                 --------------------   ---------------------
            Total shareholders' equity                                     705,949                 982,300
                                                                 --------------------   ---------------------

                                                                       $ 1,755,007             $ 2,293,267
                                                                 ====================   =====================
See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                    JANUARY 26,          JANUARY 27,          JANUARY 22,
Fiscal Year Ended                                                      2002                 2001                 2000
------------------------------------------------------------------------------------------------------------------------------
OPERATIONS
Net income (loss)                                                      $  (309,458)         $  (133,166)           $  10,041
Adjustments to reconcile net income (loss) to net cash
      from operating activities:
    Store closing and asset impairment                                      19,836               11,905                   -
    Depreciation and amortization                                          105,310              101,526               89,064
    Income taxes                                                            89,704              (55,401)              15,023
    Other - net                                                             16,329                  389                1,825
Changes in current assets and current liabilities,
      excluding the effects of acquisitions:
    Decrease (increase) in inventories                                     274,261              114,755                 (838)
    (Decrease) increase in accounts payable                                (57,035)            (141,213)             101,329
    Decrease in accounts receivable                                         19,598                6,895               31,281
    Increase in accrued liabilities                                         29,072                2,082               33,395
    Store closing and asset impairment                                      31,849               97,673                   -
    Other - net                                                             11,555              (19,375)             (13,174)
                                                                --------------------------------------------------------------
         Net cash provided by (used for) operations                        231,021              (13,930)             267,946
                                                                --------------------------------------------------------------

INVESTING
    Capital expenditures                                                   (49,228)            (134,812)            (117,154)
    Consolidation of majority interest in
      OfficeMax de Mexico                                                       -                    -                 5,384
    Other - net                                                             (1,149)              (6,322)                  26
                                                                --------------------------------------------------------------

         Net cash used for investing                                       (50,377)            (141,134)            (111,744)
                                                                --------------------------------------------------------------

FINANCING
    (Decrease) increase in revolving credit facilities                    (200,000)             128,200              (52,900)
    Payments of mortgage principal, net                                       (127)             (14,646)              (1,300)
    (Decrease) increase in overdraft balances                              (36,740)              25,792              (43,018)
    Purchase of treasury stock                                                  -                    -               (34,841)
    Decrease (increase) in advance payments for
      leased facilities                                                      2,449               19,672              (21,237)
    Proceeds from issuance of common stock, net                              1,213                2,220                2,699
    Proceeds from issuance of preferred stock, net                              -                50,000                   -
    Other - net                                                                942               (1,358)                  -
                                                                --------------------------------------------------------------
        Net cash (used for) provided by financing                         (232,263)             209,880             (150,597)
                                                                --------------------------------------------------------------

Effect of exchange rate changes on cash and
   cash equivalents                                                          1,033                 (566)                  -

Net (decrease) increase in cash and equivalents                            (50,586)              54,250                5,605
Cash and equivalents, beginning of period                                  127,337               73,087               67,482
                                                                --------------------------------------------------------------

Cash and equivalents, end of period                                     $   76,751           $  127,337            $  73,087
                                                                ==============================================================

See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                       Cumulative
                                           Common     Deferred Stock   Translation    Retained     Treasury
                                            Stock      Compensation    Adjustment    Earnings       Stock         Total
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 23, 1999               $  868,321     $    (260)      $       -    $ 348,859   $ (78,778)    $ 1,138,142

Comprehensive income:
     Net income                                    -             -               -       10,041           -          10,041
                                                                                                               --------------
        Total comprehensive income                                                                                   10,041

Shares issued under director plan               (226)         (150)              -            -         403              27
Exercise of stock options
      (including tax benefit)                    122             -               -            -         593             715
Sale of shares under management share
     purchase plan (including tax
     benefit)                                    125          (153)              -            -         751             723
Sale of shares under employee share
     purchase plan (including tax
     benefit)                                   (476)           -                -            -       1,407             931
Amortization of deferred compensation              -           259               -            -           -             259
Treasury stock purchased                           -             -               -            -     (34,841)        (34,841)
                                          ------------ --------------- -------------  ------------ ------------ -------------
BALANCE AT JANUARY 22, 2000                  867,866          (304)              -      358,900    (110,465)      1,115,997

Comprehensive loss:
     Net loss                                      -             -               -     (133,166)          -        (133,166)
     Cumulative translation adjustment             -             -            (417)           -           -            (417)
                                                                                                               --------------
        Total comprehensive loss                                                                                   (133,583)

Shares issued under director plan               (502)         (220)              -            -         751              29
Exercise of stock options
       (including tax benefit)                  (466)            -               -            -       1,009             543
Sale of shares under management share
     purchase plan (including tax
     benefit)                                   (168)          (70)              -            -         668             430
Sale of shares under employee share
     purchase plan (including tax
     benefit)                                 (1,411)            -               -            -       2,341             930
Amortization of deferred compensation              -           273               -            -           -             273
Preferred stock accretion                          -             -               -       (2,319)          -          (2,319)
                                          ------------ --------------- -------------  ------------ ------------  ------------
BALANCE AT JANUARY 27, 2001                  865,319          (321)           (417)     223,415    (105,696)        982,300

Comprehensive income (loss):
     Net loss                                      -             -               -     (309,458)          -        (309,458)
     Cumulative translation adjustment             -             -           1,033            -           -           1,033
                                                                                                                -------------
        Total comprehensive loss                                                                                   (308,425)

Shares issued under director plan                (46)            -               -            -          78              32
Exercise of stock options
      (including tax benefit)                   (555)            -               -            -       1,072             517
Sale of shares under management share
     purchase plan (including tax
     benefit)                                    (43)           26               -            -           -             (17)
Sale of shares under employee share
     purchase plan (including tax
     benefit)                                 (1,324)            -               -            -       2,031             707
Amortization of deferred compensation              -           266               -            -           -             266
Preferred stock accretion                          -             -               -       (1,546)          -          (1,546)
Conversion of Series A Preference Shares      32,115             -               -            -           -          32,115
                                          ------------ --------------  -------------  ----------- -----------   -------------
BALANCE AT JANUARY 26, 2002                $ 895,466     $     (29)      $     616    $ (87,589)  $(102,515)     $  705,949
                                          ============ ==============  =============  =========== ===========   =============

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         OfficeMax, Inc. ("OfficeMax" or the "Company") operates a chain of high-volume, deep-discount office products superstores. At January 26, 2002, the Company owned and operated 993 superstores in 49 states, Puerto Rico, U.S. Virgin Islands and, through joint venture partnerships, in Mexico and Brazil. In addition to offering office products, business machines and related items, OfficeMax superstores also feature CopyMax and FurnitureMax, in-store modules devoted exclusively to print-for-pay services and office furniture. Additionally, the Company reaches customers with over 30,000 items through its award winning eCommerce site, OfficeMax.com, its direct-mail catalogs and its outside sales force, all of which are serviced by its three PowerMax distribution facilities, 18 delivery centers and two national customer call/contact centers.

BASIS OF PRESENTATION
         The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Affiliates in which the Company owns a controlling majority interest are included in the Company's consolidated financial statements. Investments in affiliates representing 50% or less of the ownership of such companies for which the Company has the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. All other investments in affiliates are accounted for under the cost method and loans, which the Company makes from time to time to these affiliates, are recorded in other assets or accounts receivable. Intercompany accounts and transactions have been eliminated in consolidation.
         The Company has two business segments: Domestic and International. The Company's operations in the United States comprise its retail stores, eCommerce operations, catalog business and outside sales groups all of which are included in the Domestic segment. The operations of the Company's joint venture in Mexico, OfficeMax de Mexico, are included in the International segment. See Note 12 of Notes to Consolidated Financial Statements for additional information regarding the Company's business segments.
         The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal years 2001 and 1999 ended on January 26, 2002 and January 22, 2000, respectively, and included 52 weeks. Fiscal year 2000 ended on January 27, 2001 and included 53 weeks.
         Certain reclassifications have been made to prior year amounts to conform to the current presentation.

ACCOUNTING ESTIMATES
         The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management of the Company uses historical information and all available information to make these estimates and assumptions. Actual results could differ from these estimates and different amounts could be reported using different assumptions and estimates.

CASH AND EQUIVALENTS

         Cash and equivalents includes short-term investments with original maturities of 90 days or less.

ACCOUNTS RECEIVABLE
         Accounts receivable consists primarily of amounts due from vendors under purchase rebate, cooperative advertising and other contractual programs and trade receivables not financed through outside programs. The Company has an arrangement with a financial services company (the "Issuer") whereby the Issuer manages the Company's private label credit card programs. The credit card accounts, and receivables generated thereby, are owned by the Issuer. Under the terms of the agreement, the Issuer charges the Company a fee to cover the Issuer's cost of providing credit and collecting the receivables which are non-recourse to the Company. The Company's agreement with the Issuer permits the Issuer to terminate the agreement at anytime if the Company does not maintain a minimum tangible net worth as defined in the agreement. As of January 26, 2002, the Company's tangible net worth exceeded the minimum tangible net worth required by the agreement with the Issuer by approximately $25,210,000. The Company believes that if it did not maintain the required minimum tangible net worth and the Issuer terminated the agreement, it would be able to find another financial services company to manage its private label credit card programs.

INVENTORIES
         Inventories are valued at the lower of weighted average cost or market. Throughout the year, the Company performs annual physical inventories at all of its locations. For periods subsequent to the date of each location's last physical inventory, a reserve for estimated shrinkage is provided based on various factors including sales volume, the location's historical shrink results and current trends.
         The Company records a reserve for future inventory cost markdowns to be taken for inventory not expected to be part of its ongoing merchandise offering. This reserve was $4,500,000 and $4,000,000 as of January 26, 2002 and January 27, 2001, respectively. The reserve is estimated based on historical information regarding sell through and gross margin rates for similar products.

ADVERTISING
          Advertising costs are either expensed or capitalized and amortized in proportion to related revenues. The total amount capitalized in accordance with the provisions of Statement of Position 93-7 issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants was $3,805,000 and $3,400,000 as of January 26, 2002 and January 27, 2001,
respectively. These amounts relate to the Company's catalog and other direct response advertising and are amortized in proportion to the related sales during the period in which the merchandise contents and pricing are valid. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of its advertising costs. Advertising expense, net of vendor reimbursements, was $130,102,000, $150,099,000, and $98,901,000 for fiscal years 2001, 2000 and 1999, respectively. Net advertising expense is included in store operating and selling expenses.

INCOME TAXES
         The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). In accordance with that standard, the Company recorded a valuation allowance for its net deferred tax assets and net operating loss carryforwards of $170,616,000 as of January 26, 2002. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding income taxes.

PROPERTY AND EQUIPMENT

         Components of property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method for financial statement purposes and accelerated methods for income tax purposes. All store properties are leased, and improvements are amortized over the lesser of the term of the lease or 20 years. The estimated useful lives of other depreciable assets are generally as follows: buildings and improvements - 10 to 40 years; and furniture, fixtures and equipment, including information technology equipment and software - 3 to 10 years.

IMPAIRMENT OF LONG-LIVED ASSETS
         The Company reviews its long-lived assets for possible impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable by the undiscounted future cash flows of the asset over its remaining useful life. If impairment exists, the carrying amount of the asset is reduced. The Company evaluates possible impairment of long-lived assets for each of its retail stores individually based on the store's estimated future earnings before interest, taxes, depreciation and amortization. Long-lived assets for which the Company cannot specifically identify cash flows that are largely independent of the cash flows of other long-lived assets, such as its corporate and distribution facilities, are evaluated based on the Company's estimated future consolidated operating cash flows. During fiscal years 2001 and 2000, the Company recorded impairment losses of $8,325,000 and $2,399,000, respectively. These losses were included in the charges for store closing and asset impairment recorded in both years. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding the charges for store closing and asset impairment.

GOODWILL
         Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method and was amortized over 10 to 40 years using the straight-line method during the fiscal years presented. The Company evaluated the recoverability of its goodwill and reviewed the amortization period on an annual basis by determining whether the remaining balance could be recovered through the undiscounted future cash flows of the related assets over the remaining life of the goodwill. Based on its review, the Company does not believe that an impairment of its goodwill had occurred as of, and through the period ended, January 26, 2002.
         As a result of a new accounting standard that is effective for the Company as of the beginning of fiscal year 2002, goodwill will no longer be amortized, but will be tested for impairment at least annually. See "Recently Issued Accounting Pronouncements" below.

INSURANCE PROGRAMS
         The Company maintains insurance coverage, and is self-insured when economically beneficial, for certain losses relating to workers' compensation claims, employee medical benefits and general and auto liability claims. Liabilities for these losses are based on claims filed and actuarial estimates of claims incurred but not yet reported and totaled $28,719,000 and $24,448,000 as of January 26, 2002 and January 27, 2001, respectively, including accrued liabilities for the related insurance premiums and other expenses. The Company has purchased stop-loss coverage in order to limit its exposure for self-insured losses. The Company has issued, when required, standby letters of credit to support its insurance programs.

CURRENT LIABILITIES
         Under the Company's cash management system, checks issued pending clearance that result in overdraft balances for accounting purposes are included in the accounts payable balance and totaled $79,457,000 and $116,197,000 as of January 26, 2002 and January 27, 2001, respectively.

FINANCIAL INSTRUMENTS
         The recorded value of the Company's financial instruments, which includes its short-term investments, accounts receivable, accounts payable, revolving credit facilities and mortgage loan, approximates fair value. Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash investments. The Company invests its excess cash in high-quality securities placed with major banks and financial institutions. The Company has established guidelines relative to diversification and maturities to mitigate risk and maintain liquidity.

REVENUE RECOGNITION
         The Company recognizes revenue when the earnings process is complete, generally at either the point-of-sale to a customer or upon delivery to a customer or third party delivery service, less an appropriate provision for returns and net of coupons and other sales incentives. Revenue from certain sales transactions in which the Company effectively acts as an agent or broker is reported on a net or commission basis. Revenue from the sale of extended warranty contracts is either reported at the point-of-sale to a customer or ratably over the warranty period. The performance obligations and risk of loss associated with extended warranty contracts sold by the Company are assumed by a third-party administrator.

SHIPPING AND HANDLING FEES AND COSTS
         During the fourth quarter of fiscal year 2000, the Company adopted Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires that fees charged to customers in a sales transaction for shipping and handling be classified as revenue. The Company has elected to continue to record shipping and handling related costs in store operating and selling expense. Such costs were approximately $56,006,000, $64,774,000 and $56,774,000 in fiscal years 2001, 2000 and 1999, respectively.

VENDOR INCOME RECOGNITION
         The Company participates in various purchase rebate, cooperative advertising and other marketing programs with its vendors. The Company recognizes purchase rebates as a reduction of cost of merchandise sold as the related inventory is sold. Income for cooperative advertising and other marketing programs is recognized as a reduction of advertising expense or cost of merchandise sold, respectively, in the period in which the related expenses are recognized.

FACILITY CLOSURE COSTS
         The Company continuously reviews its real estate portfolio to identify underperforming facilities and closes those facilities that are no longer strategically or economically viable. The Company accrues estimated closure costs in the period in which management approves a plan to close a facility. The accrual for estimated closure costs is net of expected future sublease income, which is estimated by management based on real estate studies prepared by independent industry experts. If actual future sublease income is different than management's estimate, adjustments to the Company's store closing reserves may be necessary. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding facility closure costs.

PRE-OPENING EXPENSES
         Pre-opening expenses, which consist primarily of payroll, supplies and grand opening advertising for new stores, are expensed as incurred.

STOCK-BASED COMPENSATION
         As provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company has elected to continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma disclosures of net earnings (loss) and earnings (loss) per common share, as if the fair-value based method of accounting defined in FAS 123 had been applied, are presented in
Note 11 of Notes to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations" ("FAS 141") and Statement No. 142, "Goodwill and Other Intangibles" ("FAS 142"). These statements modify accounting for business combinations and address the accounting for goodwill and other intangible assets. The provisions of FAS 141 are effective for business combinations initiated after June 30, 2001. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. FAS 142 specifies that, among other things, goodwill and intangible assets with an indefinite useful life will no longer be amortized. The standard requires goodwill and intangible assets with an indefinite useful life to be periodically tested for impairment using the two-step test specified in the standard and written down to fair value if considered impaired. Intangible assets with estimated useful lives will continue to be amortized over those periods. FAS 142 is effective for the Company for fiscal year 2002. Accordingly, the Company is required to complete the first step in the two-step test for impairment prior to the end of its second fiscal quarter on July 27, 2002. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of the impairment loss, if any. The Company is assessing the financial statement impact of adoption of these Statements, which could include an impairment loss, or write-off, of some portion of the Company's intangible assets, including goodwill.

NOTE 2. STORE CLOSING AND ASSET IMPAIRMENT

FISCAL YEAR 2001 STORE CLOSINGS
         During the fourth quarter of fiscal year 2001, the Company announced that it had completed a review of its real estate portfolio and elected to close 29 underperforming superstores. In conjunction with the store closings, the Company recorded a pre-tax charge for store closing and asset impairment of $79,838,000 during the fourth quarter of fiscal year 2001. Also during the fourth quarter of fiscal year 2001, the Company reversed $3,077,000 of the store closing reserve established in fiscal year 2000 when that portion of the reserve was deemed no longer necessary. See "Fiscal Year 2000 Store Closings" below for additional information regarding the reversal of the prior year reserve. The net charge of $76,761,000 reduced fiscal year 2001 net income by $47,728,000, or $0.42 per diluted share.

         Major components of the fiscal year 2001 charge for store closing and asset impairment and the reserve for fiscal year 2001 store closings costs as of January 26, 2002 are as follows:

------------------------------------------------------------------------------------------------
                                                CHARGES            PAYMENT /       BALANCE
(Dollars in thousands)                          INCURRED             USAGE     JANUARY 26, 2002
------------------------------------------------------------------------------------------------
Lease disposition costs, net of
   sublease income                             $  53,646           $     -          $  53,646

Asset impairment and disposition                  20,674             20,674                -

Other closing costs, including severance           5,518                 -              5,518

                                         -----------------  -----------------  ----------------
      Total                                    $  79,838          $  20,674         $  59,164
                                         =================  =================  ================


         Lease disposition costs in the charge included the aggregate straight-line rent expense for the closing stores, net of approximately $42,344,000 of expected future sublease income. Included in the fiscal year 2001 charge for store closing and asset impairment was $5,631,000 of expense related to the write-off of the Company's investment in a joint venture in Brazil as well as receivables from that joint venture.
         As of January 26, 2002, $43,135,000 of the reserve for fiscal year 2001 store closings costs was included in other long-term liabilities.
         Also during the fourth quarter, the Company recorded an additional pre-tax charge of $3,680,000 as a result of the inventory liquidation at the closing stores. The inventory liquidation charge reduced fiscal year 2001 net income by $2,227,000, or $0.02 per diluted share. The 29 stores closed during the first quarter of fiscal year 2002 upon completion of the liquidation process that began as of the first day of fiscal year 2002. The results of operations for the 29 stores were assumed by a third-party liquidator and, accordingly, will not be included in the Company's consolidated results of operations beginning January 27, 2002.

FISCAL YEAR 2000 STORE CLOSINGS
         During the fourth quarter of fiscal year 2000, the Company elected to close 50 underperforming superstores and recorded a pre-tax charge for store closing and asset impairment of $109,578,000. Major components of the charge included lease disposition costs of $89,815,000, asset impairment and disposition of $13,071,000 and other closing costs, including severance, of $6,692,000. Lease disposition costs in the charge included the aggregate straight-line rent expense for the closed stores, net of approximately $83,981,000 of expected future sublease income. The charge reduced net income by $66,843,000, or $0.59 per diluted share, during fiscal year 2000.
         Also during the fourth quarter of fiscal year 2000, the Company recorded an additional pre-tax charge of $8,244,000 as a result of the inventory liquidation at the closing stores. The inventory liquidation charge reduced fiscal year 2000 net income by $4,946,000, or $0.05 per diluted share.
         Of the 50 superstores originally expected to close, 48 were liquidated and closed during fiscal year 2001. During the fourth quarter of fiscal year 2001, the Company elected not to close the two remaining stores due to changes in competitive and market conditions and reversed the charge originally recorded to close those stores. In total, approximately $3,077,000 of the original charge recorded in fiscal year 2000 was reversed during the fourth quarter of fiscal year 2001, primarily as a result of the two stores management elected not to close and certain equipment lease termination costs that were lower than expected.

         A reconciliation of major components of the reserve for fiscal year 2000 store closing costs is as follows:

------------------------------------------------- ---- ----------------- -- ----------------- -- -----------------
                                                            BALANCE               REVERSAL /         BALANCE
(Dollars in thousands)                                 JANUARY 27, 2001             USAGE        JANUARY 26, 2002
------------------------------------------------- ---- ----------------- -- ----------------- -- -----------------
Lease disposition costs, net of
   sublease income                                           $  91,477            $  22,819           $  68,658

Other closing costs, including severance, and
   asset impairment                                              6,196                4,496               1,700

                                                       -----------------    -----------------    ----------------
      Total                                                  $  97,673            $  27,315           $  70,358
                                                       =================    =================    ================

         As of January 26, 2002 and January 27, 2001, $54,900,000 and
$72,314,000 of the reserve for fiscal year 2000 store closings costs was included in other long-term liabilities.

NOTE 3. INVENTORY MARKDOWN CHARGE FOR ITEM RATIONALIZATION
         In order to effect the acceleration of the Company's supply-chain management initiative, which included the development and opening of a nationwide network of 600,000 to 750,000-square-feet, "PowerMax" inventory distribution facilities and the implementation of the Company's new warehouse management system, the Company decided to eliminate select current products on hand as part of its program of merchandise and vendor rationalization. In connection with this decision, the Company recorded a non-cash, pre-tax markdown charge of $83,257,000 during the third quarter of fiscal year 1999. The charge provided for the liquidation of merchandise that was not expected to be part of the Company's ongoing product offering. The charge reduced third quarter net income by $53,284,000, or $0.47 per diluted share. During the fourth quarter of fiscal year 1999, the Company reversed $5,885,000 of the charge based on the actual sell-through and merchandise margin rates of discontinued products, which exceeded original expectations during the execution of the related clearance event. The reversal increased fourth quarter net income by $3,766,000, or $0.03 per diluted share. In total, the charge reduced fiscal year 1999 net income by $49,518,000, or $0.43 per diluted share.

NOTE 4. ACQUISITION OF MAJORITY INTEREST IN OFFICEMAX DE MEXICO
         Effective January 1, 2000, the Company purchased for $14,000,000 an additional 12% of OfficeMax de Mexico, its joint venture in Mexico that operates OfficeMax superstores similar to those in the United States. The excess of the purchase price over the net assets of the joint venture was approximately $4,700,000, which was allocated to goodwill and is being amortized over 10 years. During the first quarter of fiscal year 2000, the Company paid OfficeMax de Mexico $10,000,000 of the $14,000,000 purchase price. During the second quarter of fiscal year 2001, the Company converted a $2,000,000 note receivable from the joint venture to an equity investment as part of the purchase price. The Company intends to convert an additional $2,000,000 note receivable from the joint venture to an equity investment in fiscal year 2002 in satisfaction of its remaining obligation for the original purchase price. As a result of the purchase, the Company owns 51% of OfficeMax de Mexico and includes the net assets of the joint venture and related minority interest in its consolidated balance sheets. Beginning in fiscal year 2000, the Company also included OfficeMax de Mexico's results of operations and cash flows in its consolidated financial statements. OfficeMax de Mexico's fiscal year ends on December 31. Due to statutory audit requirements, OfficeMax de Mexico will maintain its calendar year end and the Company will consolidate OfficeMax de Mexico's calendar year results of operations with its fiscal year results.

NOTE 5. RELATIONSHIP WITH KMART CORPORATION
         Kmart Corporation ("Kmart"), which previously owned an equity interest in the Company, continues to guarantee certain of the Company's leases. Such lease guarantees are provided by Kmart at no cost to the Company. The Company has agreed to indemnify Kmart for any losses incurred by Kmart as a result of actions, omissions or defaults on the part of OfficeMax, as well as for all amounts paid by Kmart pursuant to Kmart's guarantees of the Company's leases. The agreement contains certain financial and operating covenants, including restrictions on the Company's ability to pay dividends, incur indebtedness, incur liens or merge with another entity.
         During the first quarter of fiscal year 2002, due to a decline in Kmart's debt rating, the Company was required to purchase the mortgage notes on two of its stores properties. See Note 7 of Notes to Consolidated Financial Statements for more information regarding these mortgage notes. The Company does not expect the decline in Kmart's debt rating or Kmart's subsequent bankruptcy filing to have a material adverse impact on OfficeMax's financial position or the results of its operations.

NOTE 6. DEBT
REVOLVING CREDIT FACILITIES
         On November 30, 2000, the Company entered into a three-year senior secured revolving credit facility in which 19 lenders participate (the "revolving credit facility"). The revolving credit facility is secured by a first priority perfected security interest in the Company's inventory and certain accounts receivable and provides for borrowings of up to $700,000,000 at the bank's base rate or Eurodollar Rate plus 1.75% to 2.50% depending on the level of borrowing. Proceeds from the new revolving credit facility were used to repay all outstanding borrowings under the Company's previous revolving credit facility.
         As of January 26, 2002, the Company had outstanding borrowings of $20,000,000 under the revolving credit facility at a weighted average interest rate of 4.75%. As of January 27, 2001, the Company had outstanding borrowings of $220,000,000 under the revolving credit facility at a weighted average interest rate of 8.61%. Also from this facility, the Company had $111,580,000 of standby letters of credit outstanding as of January 26, 2002 in connection with its insurance programs and two synthetic operating leases related to its PowerMax inventory distribution facilities. These letters of credit are considered outstanding amounts under the revolving credit facility. The Company pays quarterly usage fees of between 1.62% and 1.87% per annum on the outstanding standby letters of credit. As of January 27, 2001, the Company had $122,325,000 of standby letters of credit, issued in connection with its insurance programs and two synthetic operating leases related to its PowerMax inventory distribution facilities, outstanding under the revolving credit facility and an additional facility that expired in fiscal year 2001.
         The Company pays quarterly fees of 0.25% per annum on the unused portion of the revolving credit facility. Available borrowing capacity under the revolving credit facility is calculated as a percentage of the Company's inventory and certain accounts receivable. As of January 26, 2002, the Company had unused and available borrowings under the revolving credit facility in excess of $412,600,000.

MORTGAGE LOAN
         During the second quarter of fiscal year 2000, the Company repaid the outstanding balance of its mortgage loan in the amount of $16,100,000. The mortgage loan was secured by the Company's international corporate headquarters and had an original maturity of January 2007.
         During the fourth quarter of fiscal year 2000, the Company assumed an eleven-year $1,800,000 mortgage loan secured by real estate previously leased by the Company. The mortgage loan bears interest at a rate of 5.0% per annum. Maturities of the mortgage loan, including interest, will be approximately $213,000 for each of the next five years.

NOTE 7. COMMITMENTS AND CONTINGENCIES
         During the first quarter of fiscal year 2002, the Company was required, due to a decline in Kmart's debt rating, to purchase the mortgage notes on two of its store properties. Both of the properties are occupied by the Company. Principal and interest payments to the Company under the mortgage notes are secured by the Company's rent payments under the related lease agreements. Interest on the mortgage notes accrues to the Company at an average rate of approximately 10% per annum, which exceeds the Company's current borrowing rate.
         In accordance with an amended and restated joint venture agreement, the Company's joint venture partner in Mexico can elect to put its remaining 49% interest in OfficeMax de Mexico to the Company beginning in the first quarter of fiscal year 2002, if certain earnings targets are achieved. Currently, the minority partner has indicated that it has no intentions to exercise this right in fiscal year 2002. If the earnings targets are achieved and the joint venture partner elects to put its ownership interest to the Company, the purchase price would be calculated based on a multiple of the joint venture's earnings before interest, taxes, depreciation and amortization and would not be expected to exceed $40,000,000. The Company and its minority partner have begun preliminary negotiations regarding amending the joint venture agreement in order to establish a longer-term commitment from the minority partner.
         There are various claims, lawsuits and pending actions against the Company incident to the Company's operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company's liquidity, financial position or results of operations.

NOTE 8. INCOME TAXES
         The Company recorded a $170,616,000 charge to establish a valuation allowance for its net deferred tax assets and net operating loss carryforwards in the fourth quarter of fiscal year 2001. The valuation allowance was calculated in accordance with the provisions of FAS 109 which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. Although management believes the Company's results for those periods were heavily affected by deliberate and planned infrastructure improvements, including its PowerMax inventory distribution network and state-of-the-art SAP computer system as well as an aggressive store closing program, the Company's cumulative loss in the most recent three-year period, including the net loss reported in the fourth quarter of fiscal year 2001, represented negative evidence sufficient to require a full valuation allowance under the provisions of FAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

         The provision (benefit) for income taxes consists of:

---------------------------------------------------------------------- -- ----------------- -- -----------------
FISCAL YEAR ENDED                                      JANUARY 26,          JANUARY 27,          JANUARY 22,
(Dollars in thousands)                                     2002                 2001                 2000
---------------------------------------------------------------------- -- ----------------- -- -----------------
Current federal                                            $  (4,863)          $  (21,317)           $  (4,731)
State and local                                                8,037               (4,084)               1,280
Foreign                                                          112                1,727                  686
Deferred                                                     (84,198)             (55,402)              15,023
Valuation allowance                                          170,616                    -                    -

                                                     -----------------    -----------------    -----------------
      Total income tax expense (benefit)                   $  89,704           $  (79,076)           $  12,258
                                                     =================    =================    =================

         A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

--------------------------------------------------------------------------------------------------------
                                                   JANUARY 26,        JANUARY 27,        JANUARY 22,
FISCAL YEAR ENDED                                      2002               2001               2000
--------------------------------------------------------------------------------------------------------

Federal statutory rate                                   (35.0)%            (35.0)%             35.0%

State and local taxes, net of
     federal tax benefit                                  (4.1)%             (4.0)%              3.7%
Goodwill amortization                                       4.5%               1.7%             14.8%
Valuation allowance                                        76.0%               -                  -
Other                                                       -                (0.3)%              1.5%

                                                 -----------------  -----------------  -----------------
      Total income tax expense (benefit)                   41.4%            (37.6)%             55.0%
                                                 =================  =================  =================

         The Company's net deferred tax assets resulted from the following:

-------------------------------------------------------------------------------
FISCAL YEAR ENDED                               JANUARY 26,     JANUARY 27,
(Dollars in thousands)                              2002            2001
-------------------------------------------------------------------------------
Inventory                                           $  5,402         $  9,864
Property and equipment                               (22,154)         (15,291)
Escalating rent                                       26,133           22,769
Store closing reserve                                 57,678           43,810
Accrued expenses not currently deductible             28,657           25,299
Net operating loss carryforwards and other            74,900               -
Valuation allowance                                 (170,616)              -

                                               --------------------------------
      Total deferred tax assets                      $    -          $ 86,451
                                               ================================


         On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period for net operating losses incurred during the Company's taxable years ended in 2001 and 2000 to five years from two years. Although it is still evaluating the effect of this new tax law, the Company expects additional carryback of net operating losses in excess of $50,000,000. These net operating losses were fully reserved during the fourth quarter of fiscal year 2001. The Company expects to reverse a portion of the valuation allowance equal to the additional carryback and report income tax benefit of an equal amount in the first quarter of fiscal year 2002. The Company anticipates receiving the cash refund for the additional carryback during fiscal year 2002.

NOTE 9. LEASES

DESCRIPTION OF LEASING ARRANGEMENTS
         The Company occupies all of its stores, delivery centers and customer call/contact centers under various long-term lease agreements. These leases generally have initial terms ranging from 10 to 25 years plus renewal options. Most of these leases require the Company to pay minimum rents, subject to periodic adjustments, plus other charges including utilities, real estate taxes, common area maintenance and, in limited cases, contingent rentals based on sales.
         The Company leases two of its three PowerMax inventory distribution centers under synthetic operating leases with initial lease terms expiring in fiscal year 2004. One of the synthetic operating leases can be extended at the Company's option until fiscal year 2006. The Company occupies its third PowerMax inventory distribution facility under a long-term lease.
         Other long-term liabilities as of January 26, 2002 and January 27, 2001 included approximately $66,319,000 and $57,788,000, respectively, related to future rent escalation clauses under certain operating leases that is recognized on a straight-line basis over the term of the respective lease.

LEASE COMMITMENTS
         Future minimum lease payments and future minimum rentals, net of sublease income, as of January 26, 2002 were as follows:

------------------------------------------------------------
FISCAL YEAR                                    OPERATING
(Dollars in thousands)                          LEASES
------------------------------------------------------------

2002                                             $ 356,123
2003                                               330,098
2004                                               299,341
2005                                               269,029
2006                                               250,162
Thereafter                                       1,475,739

                                            ----------------
      Total minimum lease payments              $2,980,492
                                            ================

RENTAL EXPENSE
         A summary of operating lease rental expense and short-term rentals, net of sublease income, is as follows:

------------------------------------------------------- -- ----------------- -- ----------------- -- -----------------
FISCAL YEAR ENDED                                            JANUARY 26,          JANUARY 27,          JANUARY 22,
(Dollars in thousands)                                           2002                 2001                 2000
------------------------------------------------------- -- ----------------- -- ----------------- -- -----------------
Minimum rentals                                                   $ 366,288            $ 365,586            $ 319,451
Percentage rentals                                                      188                  249                  254

                                                           -----------------    -----------------    -----------------
      Total                                                       $ 366,476            $ 365,835            $ 319,705
                                                           =================    =================    =================

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION
         Additional supplemental information related to the Consolidated Statements of Cash Flows is as follows:

------------------------------------------------------- -- ----------------- -- ----------------- -- -----------------
FISCAL YEAR ENDED                                            JANUARY 26,          JANUARY 27,          JANUARY 22,
(Dollars in thousands)                                           2002                 2001                 2000
------------------------------------------------------- -- ----------------- -- ----------------- -- -----------------
Cash transactions:
   Cash paid for interest                                          $ 15,115             $ 15,819             $ 11,013
   Cash paid for income taxes                                         2,166                6,742                4,402
   Cash paid for acquisition of majority interest in
     OfficeMax de Mexico                                                  -               10,000                   -

Non-cash transactions:
   Liabilities accrued for property and
     equipment acquired                                              11,818               24,290               20,066
   Tax benefit related to exercise of
     stock options                                                       36                   70                  282
   Note receivable converted to
     equity investment                                                2,000                   -                     -
   Payable recorded for acquisition of majority
     interest in OfficeMax de Mexico                                     -                    -                14,000

NOTE 11. EMPLOYEE BENEFIT PLANS

STOCK PURCHASE PLANS
         The Company has adopted a Management Share Purchase Plan (the "Management Plan"), an Employee Share Purchase Plan (the "Employee Plan") and a Director Share Plan (the "Director Plan"). Under the Management Plan, the Company's officers are required to use at least 20%, and may use up to 100%, of their annual incentive bonuses to purchase restricted common shares of the Company at a 20% discount from the fair value of the same number of unrestricted common shares. Restricted common shares purchased under the Management Plan are generally restricted from sale or transfer for three years from date of purchase. The maximum number of common shares reserved for issuance under the Management Plan is 1,242,227. The Company recognized compensation expense for the discount on the restricted common shares of $66,000, $103,000 and $112,000 in fiscal years 2001, 2000 and 1999, respectively.
         The Employee Plan is available to all full-time employees of the Company who are not covered under the Management Plan and who have worked at least 1,000 hours during a period of 12 consecutive months. Each eligible employee has the right to purchase, on a quarterly basis, the Company's common shares at a 15% discount from the fair market value per common share. Shares purchased under the Employee Plan are generally restricted from sale or transfer for one year from date of purchase. The maximum number of shares eligible for purchase under the Employee Plan is 2,958,761. The Company is not required to record compensation expense with respect to shares purchased under the Employee Plan.
         The Director Plan covers all directors of the Company who are not officers or employees of the Company. Participants receive their entire annual retainer in the form of restricted common shares paid at the beginning of the relevant calendar year and all of their meeting fees in the form of unrestricted common shares paid at the end of the calendar quarter in which the meetings occurred. The restrictions on such shares generally lapse one year from the date of grant. The maximum number of shares reserved for issuance under the Director Plan is 750,000.

SAVINGS PLANS
         Employees of the Company who meet certain service requirements are eligible to participate in the Company's 401(k) Savings Plan. Participants may contribute 2% to 15% of their annual earnings, subject to statutory limitations. The Company matches 50% of the first 3% of the employee's contribution. Such matching Company contributions are invested in shares of the Company's common stock and become vested 50% after two years of service and 100% after three years of service. Highly compensated employees (as defined by the Employee Retirement Income Security Act of 1974, as amended) are eligible to participate in the Company's Executive Savings Deferral Plan ("ESDP") if their contributions to the 401(k) Savings Plan are limited. The provisions of the ESDP are similar to those of the Company's 401(k) Savings Plan. The charge to operations for the Company's matching contributions to these plans amounted to $1,477,000, $1,290,000 and $1,050,000 for fiscal years 2001, 2000 and 1999, respectively.

STOCK OPTION PLANS
         The Company's Equity-Based Award Plan provides for the issuance of up to 26,000,000 share appreciation rights, restricted shares and options to purchase common shares. Options granted under the Equity-Based Award Plan become exercisable from one to seven years after the date of grant and expire ten years from date of grant. Options may be granted only at option prices not less than the fair market value per common share on the date of the grant. There was no compensation expense related to Equity-Based Award Plan grants during fiscal years 2001, 2000 and 1999.
         Exercisable options outstanding were 6,303,979 as of January 26, 2002, 3,996,544 as of January 27, 2001 and 3,904,106 as of January 22, 2000.
         Option activity for each of the last three fiscal years was as follows:

---------------------------------------------------- ---- ------------------
                                                               WEIGHTED
                                                               AVERAGE
                                          SHARES           EXERCISE PRICE
---------------------------------------------------- ---- ------------------

Outstanding at January 23, 1999         11,101,587                $  11.57
Granted                                  4,042,354                    8.35
Exercised                                  (73,292)                   5.79
Forfeited                               (2,982,302)                  11.52
                                    ----------------      -----------------

Outstanding at January 22, 2000         12,088,347                   10.56
Granted                                  5,485,993                    3.62
Exercised                                 (112,822)                   4.01
Forfeited                               (2,604,895)                  10.30
                                    ----------------      -----------------

Outstanding at January 27, 2001         14,856,623                    8.09
Granted                                  2,549,562                    3.17
Exercised                                 (119,870)                   4.01
Forfeited                               (3,470,525)                   7.44
                                    ----------------      -----------------

Outstanding at January 26, 2002         13,815,790                 $  7.88
                                    ================      =================

         The following table summarizes information about options outstanding as of January 26, 2002:

                                Options Outstanding                                             Options Exercisable
                       ------------------ --------------------                          ----------------- -------------------
      Range of                             Weighted Average       Weighted Average                         Weighted Average
   Exercise Prices          Options         Exercise Price     Remaining Life (Years)       Options         Exercise Price
                       ------------------ --------------------                          ----------------- -------------------
   $2.38 to $5.63            4,130,454             $  3.10               8.8                   191,270             $  4.39
   $6.06 to $8.69            5,333,017             $  7.15               7.3                 2,398,368             $  7.13
  $10.19 to $11.75           2,134,070             $ 11.51               4.4                 1,996,744             $ 11.57
  $13.88 to $18.13           2,218,249             $ 15.04               5.3                 1,717,597             $ 15.01

STOCK-BASED COMPENSATION
         Under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value at the date of grant of options granted in fiscal years 2001, 2000 and 1999 was $2.15, $2.16 and $3.37, respectively. The weighted average assumptions used for grants in fiscal years 2001, 2000 and 1999, respectively, were an expected volatility of 50.4%, 37.4% and 36.9% and a risk-free interest rate of 5.0%, 6.2% and 5.7%. A dividend yield of zero and an expected life of five years were used in the model for all three fiscal years.
         The following table illustrates pro forma net earnings and pro forma earnings per common share, giving effect to compensation costs calculated using the fair value method prescribed by FAS 123. The pro forma amounts listed below do not take into consideration the pro forma compensation expense related to grants made prior to fiscal year 1995.

----------------------------------------------------- --- ----------------- -- ----------------- -- -----------------
Fiscal Year Ended                                           JANUARY 26,          JANUARY 27,          JANUARY 22,
(Dollars in thousands, except per share data)                   2002                 2001                 2000
----------------------------------------------------- --- ----------------- -- ----------------- -- -----------------
Pro forma net income (loss)                                    $ (310,597)          $ (133,790)           $   5,961
Pro forma earnings (loss) per common share
      Basic                                                    $    (2.73)          $    (1.21)           $    0.05
      Diluted                                                  $    (2.73)          $    (1.21)           $    0.05

NOTE 12. BUSINESS SEGMENTS
         The Company has two business segments: Domestic and International. The Company's operations in the United States comprise its retail stores, eCommerce operations, catalog business and outside sales groups all of which are included in the Domestic segment. The Domestic segment also includes the operations of the Company's former Computer Business segment, which was phased-out during fiscal year 2000, and international joint ventures accounted for under the cost or equity methods. During fiscal years 2001, 2000 and 1999, the Company accounted for its joint venture in Brazil under the cost method. Prior to the Company's acquisition of a majority interest in OfficeMax de Mexico as of the end of fiscal year 1999, the Company accounted for this joint venture under the equity method. The operations of the Company's joint venture in Mexico, OfficeMax de Mexico are now included in the International segment. Accordingly, the Company does not report segment information for the International segment for periods prior to fiscal year 2000. Included in the Domestic segment's results for fiscal year 1999 is $594,000 of income related to the Company's equity investment in OfficeMax de Mexico. As of the beginning of fiscal year 2001, OfficeMax completed its previously announced business integration and aligned its domestic eCommerce operations, catalog business and outside sales groups with its superstores in order to more efficiently leverage its various direct business channels. As a result of this process, management now evaluates performance and allocates resources based on an integrated view of its domestic operations and no longer reports segment information for any of its non-retail business channels. All prior year amounts have been restated to include OfficeMax.com and the former Computer Business segment within the Company's Domestic segment and reflect the separate presentation of the Company's International segment.
         The accounting policies of the Company's business segments are the same as those described in the Summary of Significant Accountings Policies (Note 1 of Notes to Consolidated Financial Statements). The combined results of operations and assets of the Company's business segments are equal to the Company's consolidated results of operations and assets.

         The following table summarizes the results of operations for the Company's business segments: (Dollars in thousands)

------------------------------------------------- ---- ----------------- -- ----------------- -- -----------------
FISCAL YEAR 2001                                          TOTAL COMPANY         DOMESTIC          INTERNATIONAL
------------------------------------------------- ---- ----------------- -- ----------------- -- -----------------
Sales                                                       $4,636,024           $4,495,440            $ 140,584
Cost of merchandise sold, including buying and
    occupancy                                                3,546,216            3,439,216              107,000
Inventory liquidation                                            3,680                3,680                    -
Gross profit                                                 1,086,128            1,052,544               33,584
Store closing and asset impairment                              76,761               76,761                    -
Operating income (loss)                                       (201,916)            (207,045)               5,129
Interest expense (income), net                                  14,084               15,744                 (940)
Other, net                                                          61                   61                    -
Income tax benefit                                             (80,912)             (80,912)                   -
Valuation allowance                                            170,616              170,616                    -
Minority interest                                                2,973                    -                2,973
Net income (loss)                                           $ (309,458)          $ (312,554)           $   3,096
                                                       ================= == ================= == =================

FISCAL YEAR 2000
------------------------------------------------- ---- ----------------- -- ----------------- -- -----------------

Sales                                                       $5,133,925           $5,017,656            $ 116,269
Cost of merchandise sold, including buying and
    occupancy                                                3,904,953            3,820,673               84,280
Inventory liquidation                                            8,244                8,244                    -
Gross profit                                                 1,220,728            1,188,739               31,989
Store closing and asset impairment                             109,578              109,578                    -
Operating income (loss)                                       (193,550)            (198,493)               4,943
Interest expense (income), net                                  16,493               17,711               (1,218)
Other, net                                                          60                   60                    -
Income tax benefit                                             (79,076)             (79,076)                   -
Minority interest                                                2,139                    -                2,139
Net income (loss)                                           $ (133,166)          $ (137,188)           $   4,022
                                                       ================= == ================= == =================


         The total assets of the International segment were approximately $72,540,000 and $68,008,000 as of January 26, 2002 and January 27, 2001,
respectively. The total assets of the International segment included long-lived assets, primarily fixed assets, of approximately $26,405,000 and $19,312,000 as of January 26, 2002 and January 27, 2001, respectively. Depreciation expense for the International segment was approximately $2,641,000 for fiscal year 2001 and $2,029,000 for fiscal year 2000. Goodwill and the related amortization are included in the Domestic segment.
         The Company has a 19% interest in a joint venture that operated two superstores in Brazil as of January 26, 2002. The Company accounts for the joint venture on the cost basis and wrote-off its remaining investment in the joint venture as well as receivables from the joint venture in the fourth quarter of fiscal year 2001. The write-off totaled $5,631,000 and was included in the charge for store closing and asset impairment reported in the Domestic segment. During the first quarter of fiscal year 2002, the Company's joint venture in Brazil closed its two superstores.
         Other than its investments in joint venture partnerships, the Company has no international sales or assets.

NOTE 13. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS
         Unaudited quarterly consolidated results of operations for the fiscal years ended January 26, 2002 and January 27, 2001 are summarized as follows:
(Dollars in thousands, except per share data)

                                                FISCAL YEAR 2001
                                                  (UNAUDITED)
------------------------------------------- -- ---------------- -- --------------- -- --------------- -- ---------------
                                                     FIRST              SECOND             THIRD              FOURTH
                                                    QUARTER            QUARTER            QUARTER            QUARTER
------------------------------------------- -- ---------------- -- --------------- -- --------------- -- ---------------
Sales                                               $1,193,971          $ 978,759        $ 1,188,847         $1,274,447
Cost of merchandise sold,
   including buying and
   occupancy costs                                     903,683            735,170            906,129          1,001,234
Inventory liquidation                                       -                   -                  -              3,680
                                               ----------------    ---------------    ---------------    ---------------
Gross profit                                           290,288            243,589            282,718            269,533
Store closing and asset impairment                           -                  -                  -             76,761
Operating loss                                        (19,526)           (32,871)           (36,468)          (113,051)
Loss before income taxes                              (24,913)           (37,727)           (39,209)          (114,932)
Income tax benefit                                     (9,134)           (13,984)           (14,714)            (43,080)

Deferred tax valuation allowance                            -                  -                  -            170,616

Net loss                                            $ (16,585)         $ (23,996)         $ (25,780)         $(243,097)
Loss per common share:
        Basic                                        $  (0.15)          $  (0.22)          $  (0.23)          $  (2.06)
        Diluted                                      $  (0.15)          $  (0.22)          $  (0.23)          $  (2.06)


                                                FISCAL YEAR 2000
                                                   (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
                                                     FIRST             SECOND              THIRD              FOURTH
                                                    QUARTER            QUARTER            QUARTER            QUARTER
------------------------------------------- --- -------------- --- -------------- --- -------------- --- ---------------
Sales                                             $ 1,341,078        $ 1,076,068        $ 1,299,454         $ 1,417,325
Cost of merchandise sold,
   including buying and
   occupancy costs                                  1,016,696            820,560            989,098           1,078,599
Inventory liquidation
                                                            -                  -                  -               8,244
                                                --------------     --------------     --------------     ---------------
Gross profit                                          324,382            255,508            310,356             330,482
Store closing and asset impairment
                                                            -                  -                 -             109,578
Operating income (loss)                                   708           (33,795)           (28,249)           (132,214)
Loss before income taxes                              (1,141)           (38,268)           (33,124)           (137,570)
Income tax expense (benefit)                              253           (14,432)           (12,045)            (52,852)
Net loss                                            $ (2,083)          $(24,114)          $(22,019)           $(84,950)
Loss per common share:
        Basic                                       $  (0.02)          $  (0.22)          $  (0.20)           $  (0.76)
        Diluted                                     $  (0.02)          $  (0.22)          $  (0.20)           $  (0.76)

     The results for the fourth quarter of fiscal 2001 include the finalization of estimates for inventory shrink expense including the effects of the now completed implementation of certain supply chain initiatives. Accordingly, the Company reduced its year-end inventory balance by approximately $13,629,000 and recorded additional cost of merchandise sold of an equal amount during the fourth quarter of fiscal year 2001. Also during the fourth quarter of fiscal year 2001, the Company recorded a $170,616,000 charge to establish a valuation for its net deferred tax assets and net operating loss carryforwards.

NOTE 14. SHAREHOLDERS' EQUITY

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

REDEEMABLE PREFERRED SHARES
         In fiscal year 2000, Gateway Companies, Inc. ("Gateway") committed to operate licensed store-within-a-store computer departments within all OfficeMax superstores in the United States pursuant to a strategic alliance, which included the terms of a Master License Agreement (the "MLA"). In connection with the investment requirements of the strategic alliance, during the second quarter of fiscal year 2000, Gateway invested $50,000,000 in OfficeMax convertible preferred stock - $30,000,000 in Series A Voting Preference Shares (the "Series A Shares") designated for OfficeMax and $20,000,000 in Series B Serial Preferred Shares (the "Series B Shares") designated for OfficeMax.com.
         The Series A Shares, which had a purchase price of $9.75 per share, voted on an as-converted to Common Shares basis (one vote per share) and did not bear any interest or coupon. The Series A Shares were to increase in value from $9.75 per share to $12.50 per share on a straight-line basis over the five-year term of the alliance. The Company recognized the increase in value by a charge directly to Retained Earnings for Preferred Share Accretion. The Series B Shares, which had a purchase price of $10 per share and a coupon rate of 7% per annum, have no voting rights.
         During the first quarter of fiscal year 2001, Gateway announced its intention to discontinue selling computers in non-Gateway stores, including OfficeMax superstores. At that time, OfficeMax and Gateway began discussing legal issues regarding Gateway's performance under the strategic alliance. In the second quarter of fiscal year 2001, Gateway ended its rollout of Gateway store-within-a-store computer departments in the Company's superstores and has since removed its equipment and fixtures from such stores. On July 23, 2001, Gateway notified the Company of its termination of the MLA and its exercise of its redemption rights with respect to the Series B Shares. Thereafter, the Company, which had previously notified Gateway of Gateway's breaches under the MLA and related agreements, reaffirmed its position that Gateway was in breach of its obligations under the MLA and related agreements. Litigation and arbitration proceedings have commenced.
         During the fourth quarter of fiscal year 2001, Gateway elected to convert its Series A Shares, plus accrued preferred share accretion of $2,115,000, into 9,366,109 common shares of the Company.
         OfficeMax does not anticipate redeeming any of the Series B Shares owned by Gateway until all of the issues associated with the strategic alliance and its wind down have been resolved. Based on current circumstances, it is unclear when such a resolution will occur. In May 2001, OfficeMax announced a strategic alliance with another computer provider.

NOTE 15. EARNINGS PER COMMON SHARE
         Earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the Company to report both basic earnings per common share, which is based on the weighted average number of common shares outstanding, and diluted earnings per common share, which is based on the weighted average number of common shares outstanding and all potentially dilutive common stock equivalents.
         A reconciliation of the basic and diluted per share computations is as follows:

----------------------------------------------------- ----------------- -- ----------------- -- ----------------
FISCAL YEAR ENDED                                       JANUARY 26,          JANUARY 27,          JANUARY 22,
(Dollars in thousands, except per share data)               2002                 2001                2000
----------------------------------------------------- ----------------- -- ----------------- -- ----------------
Net income (loss)                                          $ (309,458)          $ (133,166)          $  10,041
Preferred stock accretion                                      (1,546)              (2,319)                 -
                                                      -----------------    -----------------    ----------------
Net income (loss)
     available to common                                   $ (311,004)          $ (135,485)          $  10,041
     shareholders

Weighted average number of common shares
     outstanding                                              114,308              112,738             113,578
Effect of dilutive securities:
     Stock options                                                  -                    -                 569
     Restricted stock units                                         -                    -                 101
                                                      -----------------    -----------------    ----------------
Weighted average number of common shares
     outstanding and assumed
     conversions                                              114,308              112,738             114,248
                                                      =================    =================    ================

Basic earnings (loss) per common share                      $   (2.72)           $   (1.20)           $   0.09
                                                      =================    =================    ================
Diluted earnings (loss) per common share                    $   (2.72)           $   (1.20)           $   0.09
                                                      =================    =================    ================


         All potentially dilutive common stock equivalents were excluded from the calculation of diluted earnings per common share for fiscal years 2001 and 2000, because their effect would have been anti-dilutive due to the net loss recognized in those periods. Options to purchase 13,815,790 common shares at a weighted average exercise price of $7.88 and 81,607 restricted stock units were excluded from the calculation of diluted earnings per common share for fiscal year 2001. Options to purchase 14,856,623 common shares at a weighted average exercise price of $8.09 and 148,463 restricted stock units were excluded from the calculation of diluted earnings per common share for fiscal year 2000.
         Options to purchase 7,470,000 common shares were excluded from the calculation of diluted earnings per common share in fiscal year 1999, because the exercise prices of the options were greater than the average market price. These shares had a weighted average exercise price of $12.74.

OFFICEMAX, INC.
VALUATION AND QUALIFYING ACCOUNTS

          Column A                  Column B            Column C                Column D                Column E
-----------------------------   -----------------    ---------------    ------------------------    ----------------
                                                                              Deductions -
                                     Balance           Additions -            Write-offs,               Balance
                                  at Beginning         Charged to             Payments and               at End
 (Dollars in thousands)             of Period            Expense           Other Adjustments           of Period
-----------------------------   -----------------    ---------------    ------------------------    ----------------
 Valuation Allowance:

2001                            $      -                $ 170,616             $      -                   $ 170,616

2000                                   -                        -                    -                           -

1999                                   -                        -                    -                           -