Form 10-Q
period 2002-04-27
OFFICEMAX INC /OH/
filed 2002-06-11
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

       (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 27, 2002

                            OR

       [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                         Commission file number 1-13380
                                                ----------

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
                                                                    ---   ---


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                     Shares outstanding as of
            Title of each class                             June 7, 2002
            -------------------                             ------------
        Common Shares, without par value                     123,992,913

                                 OFFICEMAX, INC.

                                      INDEX





Part I - Financial Information                                             Page
------------------------------                                             ----

  Item 1.       Financial Statements                                         3

  Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         13

  Item 3.       Quantitative and Qualitative Disclosures About
                Market Risk                                                 20


Part II - Other Information
---------------------------

  Item 1.       Legal Proceedings                                           21

  Item 6.       Exhibits and Reports on Form 8-K                            21


Signatures                                                                  22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            APRIL 27,      JANUARY 26,
                                                               2002           2002
                                                           -----------    -----------
                                                           (Unaudited)
ASSETS
Current Assets:
  Cash and equivalents                                     $    58,428    $    76,751
  Accounts receivable, net of allowances
    of $917 and $974, respectively                              81,074         87,511
  Merchandise inventories                                      958,162        884,827
  Other current assets                                         100,673         43,834
                                                           -----------    -----------
      Total current assets                                   1,198,337      1,092,923
Property and Equipment:
  Buildings and land                                            35,929         35,725
  Leasehold improvements                                       187,537        185,998
  Furniture, fixtures and equipment                            626,537        616,768
                                                           -----------    -----------
  Total property and equipment                                 850,003        838,491
  Less: Accumulated depreciation                              (500,854)      (479,204)
                                                           -----------    -----------
  Property and equipment, net                                  349,149        359,287
Other assets and deferred charges                               12,838          8,799
Trademarks                                                       3,543          3,503
Goodwill, net of accumulated amortization of $89,757           290,495        290,495
                                                           -----------    -----------
                                                           $ 1,854,362    $ 1,755,007
                                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                                 $   449,457    $   495,505
  Accrued expenses and other liabilities                       181,662        196,297
  Accrued salaries and related expenses                         48,980         50,705
  Taxes other than income taxes                                 74,927         68,509
  Revolving credit facility                                    117,600         20,000
  Redeemable preferred shares - Series B                        21,750         21,750
  Mortgage loan, current portion                                   123            122
                                                           -----------    -----------
      Total current liabilities                                894,449        852,888
Mortgage loan                                                    1,495          1,530
Other long-term liabilities                                    167,470        175,456
                                                           -----------    -----------
      Total liabilities                                      1,063,464      1,029,874

Commitments and contingencies                                        -              -
Minority interest                                               19,927         19,184

Shareholders' Equity:
  Common shares, without par value; 200,000,000 shares
   authorized; 134,616,913 and 134,284,054 shares issued
   and outstanding, respectively                               889,329        895,466
  Deferred stock compensation                                     (150)           (29)
  Cumulative translation adjustment                               (545)           616
  Retained deficit                                             (24,071)       (87,589)
  Less:  Treasury stock, at cost                               (93,592)      (102,515)
                                                           -----------    -----------
      Total shareholders' equity                               770,971        705,949
                                                           -----------    -----------
                                                           $ 1,854,362    $ 1,755,007
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

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                  13 WEEKS ENDED
                                                          ------------------------------
                                                             APRIL 27,        APRIL 28,
                                                               2002             2001
                                                          -------------    -------------

Sales                                                     $   1,180,564    $   1,193,971
Cost of merchandise sold, including buying
   and occupancy costs                                          881,236          903,683
                                                          -------------    -------------

Gross profit                                                    299,328          290,288

Store operating and selling expenses                            256,842          268,898
General and administrative expenses                              34,013           37,623
Pre-opening expenses                                                371              829
Goodwill amortization                                                 -            2,464
                                                          -------------    -------------
Total operating expenses                                        291,226          309,814

Operating income (loss)                                           8,102          (19,526)

Interest expense, net                                             1,341            5,400
Other income, net                                                     -              (13)
                                                          -------------    -------------

Income (loss) before income taxes and minority interest           6,761          (24,913)
Income tax benefit                                              (57,500)          (9,134)
Minority interest                                                   743              806
                                                          -------------    -------------

Net income (loss)                                         $      63,518    $     (16,585)
                                                          =============    =============

EARNINGS (LOSS) PER COMMON SHARE:
   Basic                                                  $        0.52    $       (0.15)
                                                          =============    =============
   Diluted                                                $        0.51    $       (0.15)
                                                          =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
   Basic                                                    123,204,035      113,075,434
                                                          =============    =============
   Diluted                                                  124,781,471      113,075,434
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

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                               13 WEEKS ENDED
                                                           ----------------------
                                                           APRIL 27,    APRIL 28,
                                                             2002         2001
                                                           ---------    ---------
CASH PROVIDED BY (USED FOR):
OPERATIONS
   Net income (loss)                                       $  63,518    $ (16,585)
   Adjustments to reconcile net income (loss)
    to net cash from operating activities:
     Depreciation and amortization                            22,071       25,489
     Income taxes                                                  -         (840)
     Other, net                                                1,221        2,923
   Changes in current assets and current liabilities:
     (Increase) decrease in inventories                      (73,335)      76,614
     Decrease in accounts payable                            (65,978)    (165,561)
     Decrease in accounts receivable                           5,570       19,108
     Decrease in accrued liabilities                          (7,875)      (5,656)
     Store closing reserve                                    (9,454)      (9,590)
     Receivable for income tax refund                        (57,500)           -
     Other, net                                                1,707      (11,320)
                                                           ---------    ---------
       Net cash used for operations                         (120,055)     (85,418)
                                                           ---------    ---------

INVESTING
     Capital expenditures                                    (14,510)      (9,696)
     Other, net                                               (3,996)        (811)
                                                           ---------    ---------
       Net cash used for investing                           (18,506)     (10,507)
                                                           ---------    ---------

FINANCING
     Increase in revolving credit facilities                  97,600       73,800
     Payments of mortgage principal                              (34)         (31)
     Increase (decrease) in overdraft balances                19,583      (46,306)
     (Increase) decrease in advanced payments for
       leased facilities                                        (187)       1,550
     Proceeds from the issuance of common stock, net           2,787          187
     Other, net                                                   67        1,421
                                                           ---------    ---------
       Net cash provided by financing                        119,816       30,621
                                                           ---------    ---------

Effect of exchange rate changes on cash and equivalents          422        1,917
                                                           ---------    ---------
Net decrease in cash and equivalents                         (18,323)     (63,387)
Cash and equivalents, beginning of the period                 76,751      127,337
                                                           ---------    ---------
Cash and equivalents, end of the period                    $  58,428    $  63,950
                                                           =========    =========

SUPPLEMENTAL INFORMATION
Interest paid on debt                                      $     256    $   5,604
                                                           =========    =========
Taxes paid on income                                       $     115    $     396
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

                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                   Deferred      Cumulative
                                        Common       Stock       Translation   Retained     Treasury
                                        Shares    Compensation   Adjustment     Deficit       Stock        Total
                                       ---------    ---------    ---------    ---------    ---------    ---------

BALANCE AT JANUARY 26, 2002            $ 895,466    $     (29)   $     616    $ (87,589)   $(102,515)   $ 705,949

Comprehensive income:
   Net income                                  -            -            -       63,518            -       63,518
   Cumulative translation adjustment           -            -       (1,161)           -            -       (1,161)
                                                                                                        ---------
Total comprehensive income                                                                                 62,357

Issuance of common shares
  under director plan                       (179)        (175)           -            -          362            8

Exercise of Stock Options
  (including tax benefit)                 (5,815)           -            -            -        8,257        2,442

Sale of shares under employee
  share purchase plan
  (including tax benefit)                   (143)           -            -            -          304          161

Amortization of deferred
  compensation                                 -           54            -            -            -           54
                                       ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT APRIL 27, 2002              $ 889,329    $    (150)   $    (545)   $ (24,071)   $ (93,592)   $ 770,971
                                       =========    =========    =========    =========    =========    =========









The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE 13 WEEKS ENDED
                        APRIL 27, 2002 AND APRIL 28, 2001



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

2. The Company's consolidated financial statements for the 13 weeks ended April 27, 2002 and April 28, 2001 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 26, 2002 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 17, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal year 2002 ends on January 25, 2003 and includes 52 weeks. Fiscal year 2001 ended on January 26, 2002 and included 52 weeks.

4. At April 27, 2002, OfficeMax operated a chain of 967 superstores in 49 states, Puerto Rico, the U.S. Virgin Islands and, through a joint venture partnership, Mexico. In addition to offering office products, business machines and related items, OfficeMax superstores also feature CopyMax and FurnitureMax, in-store modules devoted exclusively to print-for-pay services and office furniture. Additionally, the Company reaches customers with an offering of over 30,000 items through its eCommerce site, OfficeMax.com, its direct-mail catalogs and its outside sales force. The Company's domestic retail stores, OfficeMax.com, its direct mail catalogs and its outside sales force are serviced by its three PowerMax inventory distribution facilities, 18 delivery centers and two national call centers.

5.   The components of the Company's comprehensive income (loss) are as follows:
     (Dollars in thousands)

                                                      13 WEEKS ENDED
                                            --------------------------------
                                               APRIL 27,         APRIL 28,
                                                 2002               2001
----------------------------------------------------------------------------

Net income (loss)                              $ 63,518           $(16,585)
Other comprehensive income (loss):
    Cumulative translation adjustment            (1,161)                80
                                               --------           --------

Comprehensive income (loss)                    $ 62,357           $(16,505)
                                               ========           ========

6. Earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the Company to report both basic earnings per common share, which is based on the weighted average number of common shares outstanding, and diluted earnings per common share, which is based on the weighted average number of common shares outstanding and all potentially dilutive common stock equivalents. A reconciliation of the basic and diluted per share computations is as follows: (Dollars in thousands, except per share data)


                                                                          13 WEEKS ENDED
                                                              --------------------------------------
                                                              APRIL 27,                  APRIL 28,
                                                                2002                       2001
     -----------------------------------------------------------------------------------------------

     Net income (loss)                                    $      63,518               $     (16,585)
     Preferred stock accretion                                        -                        (773)
                                                          -------------               -------------
     Net income (loss) available
         to common shareholders                           $      63,518               $     (17,358)
                                                          =============               =============

     Weighted average number of
         common shares outstanding                          123,204,035                 113,075,434

     Effect of dilutive securities:
         Stock options                                        1,495,829                           -
         Restricted stock units                                  81,607                           -
                                                          -------------               -------------

     Weighted average number of
         common shares outstanding
         and assumed conversions                            124,781,471                 113,075,434
                                                          =============               =============

     Income (loss) per common share-Basic                 $        0.52               $       (0.15)
                                                          =============               =============

     Income (loss) per common share-Diluted               $        0.51               $       (0.15)
                                                          =============               =============

     Options to purchase 13,196,492 common shares were excluded from the calculation of diluted earnings per common share for the 13 weeks ended April 27, 2002 because the exercise prices of these options were greater than the average market price. The weighted average exercise price of these options was $8.72. Options to purchase 15,382,245 common shares at a weighted average exercise price of $7.52 and 116,336 restricted stock units were excluded from the calculation of diluted earnings per common share for the 13 weeks ended April 28, 2001, because their effect would have been anti-dilutive due to the net loss recognized in that period.

7. The Company has two business segments: Domestic and International. The Company's operations in the United States comprise its retail stores, eCommerce operations, catalog business and outside sales groups, all of which are included in the Domestic segment. The operations of the Company's joint venture in Mexico, OfficeMax de Mexico, are included in the International segment.

     The following table summarizes the results of operations for the Company's business segments:

     (Dollars in thousands)

                                                 TOTAL
     13 WEEKS ENDED APRIL 27, 2002              COMPANY         DOMESTIC      INTERNATIONAL
     -------------------------------------------------------------------------------------
     Sales                                   $ 1,180,564      $ 1,142,300      $    38,264
     Cost of merchandise sold, including
         buying and occupancy costs              881,236          852,094           29,142
                                             -----------      -----------      -----------
     Gross profit                                299,328          290,206            9,122
     Operating income                              8,102            6,758            1,344
     Interest expense (income), net                1,341            1,514             (173)
     Income tax benefit                          (57,500)         (57,500)               -
     Minority interest                               743                -              743
                                             -----------      -----------      -----------
     Net income                              $    63,518      $    62,744      $       774
                                             ===========      ===========      ===========





     13 WEEKS ENDED APRIL 28, 2001
     -------------------------------------------------------------------------------------

     Sales                                   $ 1,193,971      $ 1,159,569      $    34,402
     Cost of merchandise sold, including
         buying and occupancy costs              903,683          878,328           25,355
                                             -----------      -----------      -----------
     Gross profit                                290,288          281,241            9,047
     Operating income (loss)                     (19,526)         (20,982)           1,456
     Interest expense (income), net                5,400            5,590             (190)
     Other income, net                               (13)             (13)               -
     Income tax benefit                           (9,134)          (9,134)               -
     Minority interest                               806                -              806
                                             -----------      -----------      -----------
     Net income (loss)                       $   (16,585)     $   (17,425)     $       840
                                             ===========      ===========      ===========

     The total assets of the International segment were approximately $74,011,000 and $76,239,000 as of April 27, 2002 and January 26, 2002,
     respectively. The total assets of the International segment included long-lived assets, primarily fixed assets, of approximately $26,054,000 and $26,405,000 as of April 27, 2002 and January 26, 2002, respectively. Included in the total assets of the International segment was goodwill, net of accumulated amortization, of $3,699,000 as of April 27, 2002 and January 26, 2002. Depreciation expense for the International segment was approximately $838,000 and $731,000 for the 13 weeks ended April 27, 2002 and April 28, 2001, respectively.

     The Company has a 19% interest in a joint venture that operated two superstores in Brazil. The Company accounts for the joint venture on the cost basis and wrote-off its remaining investment in the joint venture as well as receivables from the joint venture in the fourth quarter of fiscal year 2001. The write-off totaled $5,631,000. During the first quarter of fiscal year 2002, the Company's joint venture in Brazil closed its two superstores. The Company's joint venture in Brazil is included in the Domestic segment.

     Other than its investments in joint venture partnerships, the Company has no international sales or assets.

8. During the fourth quarter of fiscal year 2001, the Company announced that it had completed a review of its real estate portfolio and elected to close 29 underperforming superstores. In conjunction with the store closings, the Company recorded a pre-tax charge for store closing and asset impairment of $79,838,000 during the fourth quarter of fiscal year 2001. During the first quarter of fiscal year 2002, the 29 stores completed the liquidation process and were closed. The results of operations for the 29 closed stores were assumed by a third-party liquidator and, accordingly, were not included in the Company's consolidated results of operations after January 26, 2002.

     A reconciliation of major components of the fiscal year 2001 store closing reserve is as follows:
     (Dollars in thousands)

                                                        BALANCE                                BALANCE
                                                       JANUARY 26,         PAYMENT /          APRIL 27,
                                                          2002              USAGE               2002
     ----------------------------------------------- --------------- --- ------------- -- ----------------

     Lease disposition                                     $ 53,646           $ 1,516           $  52,130

     Other closing costs, including severance                 5,518             3,804               1,714
                                                     ---------------     -------------    ----------------

       Total                                               $ 59,164           $ 5,320           $  53,844
                                                     ===============     =============    ================

     As of April 27, 2002 and January 26, 2002, $40,493,000 and $43,135,000 of
     the reserve for fiscal year 2001 store closing costs, respectively, was included in other long-term liabilities. Lease disposition cost included in the reserve for fiscal year 2001 store closing costs includes the aggregate straight-line rent expense for the closed stores net of expected future sublease income of $42,347,000 and $42,344,000 as of April 27, 2002 and January 26, 2002, respectively.

     During the fourth quarter of fiscal year 2000, the Company elected to close 50 underperforming superstores and recorded a pre-tax charge for store closing and asset impairment of $109,578,000. Of the 50 superstores originally expected to close, 48 were liquidated and closed during fiscal year 2001. During the fourth quarter of fiscal year 2001, the Company elected not to close the two remaining superstores due to changes in competitive and market conditions and reversed the reserve originally recorded for costs to close those stores. In total, approximately $3,077,000 of the original reserve recorded in fiscal year 2000 was reversed during the fourth quarter of fiscal year 2001, primarily as a result of the two stores the Company elected not to close and certain equipment lease termination costs that were lower than expected. The results of operations for 46 of the 48 closed stores were assumed by a third-party liquidator and, accordingly, were not included in the Company's consolidated results of operations after January 27, 2001.

     A reconciliation of major components of the fiscal year 2000 store closing reserve is as follows:
     (Dollars in thousands)

                                                          BALANCE                               BALANCE
                                                         JANUARY 26,         PAYMENT /          APRIL 27,
                                                            2002              USAGE               2002
     -----------------------------------------------------------------------------------------------------

     Lease disposition                                     $ 68,658           $ 4,017           $  64,641

     Other closing costs, including severance                 1,700               117               1,583
                                                     ---------------     -------------    ----------------

       Total                                               $ 70,358           $ 4,134           $  66,224
                                                     ===============     =============    ================

     As of April 27, 2002 and January 26, 2002, $49,083,000 and $54,900,000 of
     the reserve for fiscal year 2000 store closing costs, respectively, was included in other long-term liabilities. Lease disposition cost included in the reserve for fiscal year 2000 store closing costs includes the aggregate straight-line rent expense for the closed stores net of expected future sublease income of $58,821,000 and $59,045,000 as of April 27, 2002 and January 26, 2002, respectively.

9. In the fourth quarter of fiscal year 2001, the Company recorded a $170,616,000 charge to establish a valuation allowance for its net deferred tax assets and net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. Although management believes the Company's results for those periods were heavily affected by deliberate and planned infrastructure improvements, including its PowerMax distribution network and state-of-the-art SAP computer system as well as an aggressive store closing program, the Company's cumulative loss in the most recent three-year period represented negative evidence sufficient to require a full valuation allowance under the provisions of FAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

     On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period for net operating losses incurred during the Company's taxable years ended in 2001 and 2000 to five years from two years. During the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit equal to the amount of expected additional net operating loss carryback of $57,500,000. As of April 27, 2002, the valuation allowance was $110,740,000, which represents a full valuation allowance of the Company's net deferred tax assets and net operating loss carryforwards. The Company received a refund for the majority of the additional net operating loss carryback during May 2002. The Company expects to receive the remainder of the refund for the additional net operating loss carryback during fiscal year 2002. As of April 27, 2002, a receivable for the $57,500,000 income tax refund was included in other current assets.

10. In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 141, "Accounting for Business Combinations" ("FAS 141") and Statement No. 142, "Goodwill and Other Intangibles" ("FAS 142"). These Statements modify accounting for business combinations and address the accounting for goodwill and other intangible assets. The provisions of FAS 141 are effective for business combinations initiated after June 30, 2001. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. FAS 142 specifies that, among other things, goodwill and intangible assets with an indefinite useful life will no longer be amortized. The standard requires goodwill and intangible assets with an indefinite useful life to be periodically tested for impairment using the two-step test specified in the standard and written down to fair value if considered impaired. Intangible assets with estimated useful lives will continue to be amortized over those periods. FAS 142 is effective for the Company for fiscal year 2002. Accordingly, the Company no longer amortizes its goodwill and is required to complete the first step of the two-step test for impairment prior to the end of its second fiscal quarter on July 27, 2002. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of the impairment loss, if any. The Company is assessing the financial statement impact of the adoption of these Statements, which could include an impairment loss, or write-off, of some portion of the Company's intangible assets, including goodwill.

     The following table presents the transitional disclosures required by FAS No. 142:
     (Dollars in thousands, except per share data)


                                                  13 WEEKS ENDED
                                            -------------------------
                                             April 27,       April 28,
                                               2002            2001
     ----------------------------------------------------------------

     Reported net income (loss)             $   63,518     $  (16,585)
     Add back: Amortization of goodwill              -          2,464
                                            ----------     ----------
     Adjusted net income (loss)             $   63,518     $  (14,121)
                                            ==========     ==========
     BASIC EARNINGS PER COMMON SHARE:
     Reported net income (loss)             $     0.52     $    (0.15)
     Add back: Amortization of goodwill              -           0.02
                                            ----------     ----------
     Adjusted net income (loss)             $     0.52     $    (0.13)
                                            ==========     ==========
     DILUTED EARNINGS PER COMMON SHARE:
     Reported net income (loss)             $     0.51     $    (0.15)
     Add back: Amortization of goodwill              -           0.02
                                            ----------     ----------
     Adjusted net income (loss)             $     0.51     $    (0.13)
                                            ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------

Sales for the 13 weeks ended April 27, 2002 were $1,180,564,000 as compared to $1,193,971,000 for the like prior year period. Prior year sales included revenues from the 29 stores that were closed as of the first day of the current fiscal year. Excluding sales from the 29 closed stores from the comparable prior year period, current year sales increased approximately 1%, primarily as a result of a full period of sales from 17 new domestic superstores and four (net) new superstores in Mexico opened during fiscal year 2001 and additional sales from four new domestic superstores and one new superstore in Mexico opened during the current year. Current year comparable-store sales were even with a year ago, which was the second consecutive quarter of sequential quarter-over-quarter improvement in comparable-store sales and an improvement of approximately 300 basis points over the fourth quarter of the prior year. During the 13 weeks ended April 27, 2002, the number of customer transactions at stores opened more than one year increased over the comparable prior year period primarily as a result of the Company's new merchandising and marketing initiatives, improved inventory in-stock position and better in-store execution, as well as an improving domestic economy.

Cost of merchandise sold, including buying and occupancy costs, improved as a percentage of sales to 74.7% for the 13 weeks ended April 27, 2002, down from 75.7% for the comparable period last year. Correspondingly, gross margin increased to 25.3% of sales for the 13 weeks ended April 27, 2002 from 24.3% of sales for the comparable prior year period. The current year increase in gross profit as a percentage of sales was primarily due to a sales mix shift towards the Company's higher margin office supply merchandise. Primarily as a result of that shift in sales mix, the Company's gross margin improved over 100 basis points over the prior year period. Gross margin was negatively impacted by increased shrink expense relative to the comparable prior year quarter, however, the impact of the increased shrink expense was mitigated by improved leverage of certain fixed buying and occupancy costs included in cost of merchandise sold and the resolution of certain vendor disputes.

Store operating and selling expenses, which consist primarily of store payroll, operating and advertising expenses, decreased to $256,842,000, or 21.8% of sales, for the 13 weeks ended April 27, 2002 from $268,898,000, or 22.5% of sales, for the 13 weeks ended April 28, 2001. The decrease in store operating and selling expenses as a percentage of sales was primarily due to the closing of 29 underperforming superstores as of the first day of the current fiscal year, improved leverage of store-level payroll and reduced utility costs relative to the comparable prior year period. These improvements were partially offset by an increase in advertising expense, net of vendor funding.

General and administrative expenses decreased to $34,013,000, or 2.9% of sales, for the 13 weeks ended April 27, 2002 from $37,623,000, or 3.2% of sales, for the 13 weeks ended April 28, 2001. The decrease in general and administrative expenses was primarily due to the Company's continued cost-and-expense control efforts.

Pre-opening expenses were $371,000 for the 13 weeks ended April 27, 2002 and $829,000 for the comparable period last year. Pre-opening expenses, which consist primarily of store payroll, supplies and grand opening advertising are expensed as incurred. During the first quarter of the current fiscal year, the Company opened four new domestic superstores and one new superstore in Mexico through its joint venture partnership. During the comparable prior year period, the Company opened six new domestic superstores and completed the expansion of its PowerMax distribution facility in Las Vegas for which the Company incurred pre-opening expenses of $170,000.

As a result of a new accounting standard, FAS 142, that was effective for the Company as of the beginning of fiscal year 2002, goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually. Accordingly, no amortization was recorded for the 13 weeks ended April 27, 2002. Goodwill amortization was $2,464,000 for the 13 weeks ended April 28, 2001. Prior to fiscal year 2002, goodwill was capitalized and amortized over 10 - 40 years using the straight-line method. See "Recently Issued Accounting Standards" below for more information regarding this new standard.

As a result of the foregoing factors, operating income was $8,102,000, or 0.7% of sales, for the 13 weeks ended April 27, 2002. The Company incurred an operating loss of $19,526,000 for the comparable period last year.

Interest expense, net, was $1,341,000 for the 13 weeks ended April 27, 2002, as compared to $5,400,000 for the comparable period last year. The decrease in interest expense was primarily due to lower average outstanding borrowings during the first quarter of the current fiscal year as compared to the same period last year and lower interest rates on the Company's outstanding borrowings.

In accordance with the provisions of FAS 109, the Company recorded a $170,616,000 charge to establish a valuation allowance for its net deferred tax assets and net operating loss carryforwards in the fourth quarter of fiscal year 2001. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period to five years from two years for net operating losses incurred during the Company's taxable years ended in 2001 and 2000. During the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance for its net deferred tax assets and net operating loss carryforwards recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit equal to the amount of expected additional net operating loss carryback of $57,500,000.

As a result of the foregoing, the Company had net income of $63,518,000 for the 13 weeks ended April 27, 2002, as compared to a net loss of $16,585,000 for the comparable period a year earlier. Net income for the 13 weeks ended April 27, 2002, excluding the $57,500,000 income tax benefit, was $6,018,000, or 0.5% of sales.

BUSINESS SEGMENTS
-----------------
   Domestic Segment

Sales for the Domestic segment were $1,142,300,000 for the 13 weeks ended April 27, 2002 as compared to $1,159,569,000 for the like period last year. The decrease in sales for the Domestic segment during the first quarter of fiscal year 2002 was due to the closing of 29 stores on the first day of fiscal year 2002, partially offset by sales from 15 new domestic superstores opened since the end of the first quarter of fiscal year 2001. Excluding sales for the 29 closed stores, sales for the Domestic segment increased approximately $2,975,000 over the comparable period last year.

Gross profit for the Domestic segment was $290,206,000, or 25.4% of sales, and $281,241,000, or 24.3% of sales, for the 13 weeks ended April 27, 2002 and April 28, 2001, respectively. The current year increase in gross profit as a percentage of sales was primarily due to a sales mix shift towards the Company's higher margin office supply merchandise, coupled with improved leverage of certain fixed buying and occupancy costs.

As a result of a new accounting standard, FAS 142, no amortization was recorded for the 13 weeks ended April 27, 2002. Goodwill amortization was $2,348,000 for the Domestic segment in the first quarter last year.

Operating results for the Domestic segment were operating income of $6,758,000, or 0.6% of sales, for the 13 weeks ended April 27, 2002 compared to an operating loss of $20,982,000 for the comparable period last year. The increase in operating income as a percentage of sales was primarily due to the increase in gross profit as a percentage of sales, coupled with improved leverage of store operating and selling expenses.

As described above, during the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance for its net deferred tax assets and net operating loss carryforwards recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit equal to the amount of expected additional net operating loss carryback of $57,500,000. Other than the benefit for additional net operating loss carryback, the Domestic segment had no reported tax provision, net of valuation allowance adjustments.

Net income for the Domestic segment was $62,744,000 for the 13 weeks ended April 27, 2002 compared to a net loss of $17,425,000 for the comparable period last year. Net income for the 13 weeks ended April 27, 2002, excluding the $57,500,000 income tax benefit, was $5,244,000, or 0.5% of sales.

   International Segment

Sales for the International segment increased 11% to $38,264,000 for the 13 weeks ended April 27, 2002 from $34,402,000 for the comparable period last year. The increase in the first quarter of fiscal year 2002 was due to sales from five
(net) new superstores opened since the end of the first quarter of fiscal year 2001. Comparable-store sales for the International segment were even with prior year. Comparable-store sales for the International segment were negatively impacted by a shift in the timing of the Easter holiday to the first quarter of the current year from the second quarter of the prior year. The Company's International segment operates on a calendar year basis and its first fiscal quarter ended on March 31.

Gross profit for the International segment was $9,122,000, or 23.8% of sales, and $9,047,000, or 26.3% of sales, for the 13 weeks ended April 27, 2002 and April 28, 2001, respectively. The decrease in gross profit as a percentage of sales was primarily due to an increase in the sale of computer and peripheral product categories which generate lower margins than sales of office supply products.

As a result of a new accounting standard, FAS 142, no amortization was recorded for the 13 weeks ended April 27, 2002. Goodwill amortization was $116,000 for the International segment in the first quarter last year.

Operating income for the International segment was $1,344,000, or 3.5% of sales, for the 13 weeks ended April 27, 2002 and $1,456,000, or 4.2% of sales, for the comparable period last year. The decrease in operating income as a percentage of sales was primarily due to the decrease in gross profit as a percentage of sales and lower interest income relative to the prior year, partially offset by improved leverage of store operating and selling expenses.

Minority interest in the net income of the International segment was $743,000 and $806,000 for the 13 weeks ended April 27, 2002 and April 28, 2001, respectively.

Net income for the International segment was $774,000, or 2.0% of sales, and $840,000, or 2.4% of sales, for the 13 weeks ended April 27, 2002 and April 28, 2001, respectively.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operating activities used $120,055,000 of cash during the 13 weeks ended April 27, 2002, primarily for the purchase of inventory which increased $73,335,000, and the payment of accounts payable, which decreased $65,978,000, since the end of the prior fiscal year. The increase in inventory was due to accelerated purchases of imported merchandise for the back-to-school selling period and increased safety-stock purchased as a precautionary measure prior to a major upgrade of the Company's SAP computer system that was successfully completed during the first quarter of fiscal year 2002. The decrease in accounts payable since the end of the prior fiscal year is consistent with seasonal fluctuations in inventory turnover, which is generally slower during the first and second quarters, and the related decrease in accounts payable-to-inventory leverage. Year over year, accounts payable-to-inventory leverage increased to 46.9% from 34.9%. Inventory decreased 16% year-over-year on a per-store basis and inventory turns increased to 3.6 times per year from 3.1 times per year, primarily as a result of the Company's supply-chain management initiatives. The Company's operating activities used $85,418,000 of cash during the 13 weeks ended April 28, 2001.

Net cash used for investing activities was $18,506,000 for the 13 weeks ended April 27, 2002 versus $10,507,000 in the comparable prior year period. Capital expenditures, primarily for new superstores and the Company's information technology initiatives, were $14,510,000 during the first quarter of fiscal year 2002 and $9,696,000 during the first quarter of fiscal year 2001. Other net investing activities during the current year primarily represent the purchase of the mortgage notes on two of the Company's properties for approximately $5,000,000.

Net cash provided by financing activities was $119,816,000 for the 13 weeks ended April 27, 2002. Current year financing activities primarily represent borrowings under the Company's revolving credit facilities and an increase in overdraft balances (outstanding checks). Net cash provided by financing activities was $30,621,000 in the comparable prior year period primarily representing borrowings under the Company's revolving credit facility, partially offset by a decrease in overdraft balances. Year-over-year borrowings decreased $176,200,000 to $117,600,000 as of April 27, 2002.

Management estimates that the Company's cash requirements for opening a superstore, exclusive of pre-opening expenses, will typically be less than $900,000 per unit. For an OfficeMax superstore, the requirements include an average of approximately $425,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $400,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $90,000 per domestic superstore during the remainder of fiscal year 2002. The Company expects to open fewer than 13 new domestic superstores during the remainder of fiscal year 2002. The Company's joint venture in Mexico may open up to six new superstores during the remainder of the year. The Company expects total capital expenditures for the remainder of fiscal year 2002, primarily for IT initiatives and new store openings, to total $45,000,000 to $50,000,000.

On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period to five years from two years for net operating losses incurred during the Company's taxable years ended in 2001 and 2000. During the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance for its net deferred tax assets and net operating loss carryforwards recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit equal to the amount of expected additional net operating loss carryback of $57,500,000. As of April 27, 2002, the valuation allowance was $110,740,000, which represents a full valuation allowance of the Company's net deferred tax assets and net operating loss carryforwards. The Company received a refund for the majority of the additional net operating loss carryback during the second quarter of fiscal year 2002. The Company expects to receive the remainder of the refund for the expected additional net operating loss carryback during fiscal year 2002.

The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings, will be sufficient to finance its operations and capital requirements, including its expansion and information technology strategies.

During the fourth quarter of fiscal year 2000, the Company entered into a senior secured revolving credit facility. During the first quarter of fiscal year 2002, the Company extended the term of the revolving credit facility until February 27, 2004. The revolving credit facility is secured by a first priority perfected security interest in the Company's inventory and certain accounts receivable and provides for borrowings of up to $700,000,000 at the bank's base rate or Eurodollar Rate plus 1.75% to 2.50% depending on the level of borrowing. As of April 27, 2002, the Company had outstanding borrowings of $117,600,000 under the revolving credit facility at a weighted average interest rate of 3.91%. Also under this facility, the Company had $121,566,000 of standby letters of credit outstanding as of April 27, 2002, in connection with its insurance programs and two synthetic operating leases related to the Company's PowerMax inventory distribution facilities. These letters of credit are considered outstanding amounts under the revolving credit facility. The Company pays quarterly usage fees of between 1.62% and 1.87% per annum on the outstanding standby letters of credit. The Company pays quarterly fees of 0.25% per annum on the unused portion of the revolving credit facility. Available borrowing capacity under the revolving credit facility is calculated as a percentage of the Company's inventory and certain accounts receivable. As of April 27, 2002, the Company had unused and available borrowings under the revolving credit facility in excess of $308,000,000.

On August 13, 1998, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its common stock on the open market. At April 27, 2002, the Company had purchased a total of 12,702,100 shares at a cost of $113,619,000, including systematic purchases to cover potential dilution from the issuance of shares under the Company's equity-based incentive plans. The Company has not repurchased any common shares since fiscal year 1999.

The Company's business is seasonal, with sales and operating income higher in the third and fourth fiscal quarters, which include the back-to-school period and the holiday selling season, respectively, followed by the traditional new year office supply restocking month of January. Sales in the second fiscal quarter's summer months are the slowest of the year primarily because of lower office supplies consumption during the summer vacation period. Based on current trends, management expects the Company's operations for the second quarter of fiscal year 2002 to reflect continued year-over-year improvements and that comparable-store sales during that quarter will increase over the same period a year ago. However, management expects to realize a net loss for the second quarter of fiscal year 2002. Based on current trends, management expects the third and fourth quarters of fiscal year 2002 to be profitable.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 141, "Accounting for Business Combinations" ("FAS 141") and Statement No. 142, "Goodwill and Other Intangibles" ("FAS 142"). These Statements modify accounting for business combinations and address the accounting for goodwill and other intangible assets. The provisions of FAS 141 are effective for business combinations initiated after June 30, 2001. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. FAS 142 specifies that, among other things, goodwill and intangible assets with an indefinite useful life will no longer be amortized. The standard requires goodwill and intangible assets with an indefinite useful life to be periodically tested for impairment using the two-step test specified in the standard and written down to fair value if considered impaired. Intangible assets with estimated useful lives will continue to be amortized over those periods. FAS 142 is effective for the Company for fiscal year 2002. Accordingly, the Company is required to complete the first step of the two-step test for impairment prior to the end of its second fiscal quarter on July 27, 2002. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of the impairment loss, if any. The Company is assessing the financial statement impact of the adoption of these Statements, which could include an impairment loss, or write-off, of some portion of the Company's intangible assets, including goodwill.

In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 requires that a liability for an asset retirement obligation be recognized when incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. FAS 143 is effective for fiscal years beginning after June 15, 2002. Adoption of FAS 143 is not expected to have a material impact on the Company's financial position or its results of operations.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains many of its fundamental provisions. FAS 144 also modifies the scope of discontinued operations. The Company adopted FAS 144 during the first quarter of fiscal year 2002. Adoption of the new standard did not have a material effect on earnings or the financial position of the Company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any information in this report that is not historical information is a forward-looking statement which may be identified by the use of language such as "may," "will," "should," "expects," "plans," "anticipates," "estimates," "believes," "thinks," "continues," "indicates," "outlook," "looks," "goals," "initiatives," "projects," or similar expressions. These statements are likely to address the Company's growth strategy, future financial performance (including sales and earnings), strategic initiatives, marketing and expansion plans and the impact of operating initiatives. The forward-looking statements, which speak only as of the date of this report, are subject to risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those stated, projected or implied in the forward-looking statements. These risks and uncertainties include the following: risks associated with general economic conditions (including effects of additional terrorist attacks and hostilities, slower than anticipated economic recovery and declining employment rate or other changes in our customers' business environments); failure to adequately execute plans and unforeseen circumstances beyond the Company's control in connection with the development, implementation and execution of new business processes, procedures and programs (including marketing programs, store openings and closings, the Company's supply-chain management program, enterprise resource planning computer system and new vendor purchasing model); greater than expected expenses associated with the Company's activities; the effects of adoption of FAS 142; and other risks and uncertainties described in Exhibit 99.1 of the Company's Annual Report on 10-K for the fiscal year ended January 26, 2002, and in other reports and exhibits to reports filed with the Securities and Exchange Commission (these descriptions are incorporated herein by reference). You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company's SEC filings are available, at no charge, at www.sec.gov and www.freeEDGAR.com, as well as on a number of other Web sites, including OfficeMax.com, under the investor information section. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company is exposed to foreign exchange risk through its joint venture partnership in Mexico. The Company has not entered into any derivative financial instruments to hedge this exposure, and believes its potential exposure is not material to the Company's financial position or the results of its operations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------



The Company is party to previously disclosed securities litigation in the United States District Court for the Northern District of Ohio, Eastern Division and the Cuyahoga County, Ohio Court of Common Pleas. On March 27, 2002, the United States District Court for the Northern District of Ohio, Eastern Division, granted the Company's motion to dismiss all claims against it and its officers and directors in BERNARD FIDEL, ET AL VS. OFFICEMAX, INC., ET AL., Case No. 1:00CV2432 and the four related cases consolidated with the FIDEL case (i.e., Case Nos. 1:00CV2558, 1:00CV2562, 1:00CV2606, and 1:00CV2720). The court thereby dismissed, in their entirety, these putative class action cases against the Company and certain of its officers and directors. Plaintiffs have filed a motion requesting the court to reconsider its dismissal of these cases. The Company has filed a brief in opposition to plaintiffs' motion. As previously disclosed, these lawsuits involve claims against the Company and certain of its officers and directors for violations of the federal securities laws for allegedly making false and misleading statements that served to artificially inflate the value of the Company's stock and/or relating to the Company's shareholder rights plan. There has been no change in the status of the remaining previously disclosed securities cases (i.e., CORRAO, MILLER 3, and the consolidated cases GREAT NECK CAPITAL APPRECIATION and CRANDON CAPITAL PARTNERS), which were stayed.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------



(a)   Exhibits:               None

(b)   Reports on Form 8-K:    A Current Report on Form 8-K was filed on
                              March 7, 2002 regarding a meeting with vendors and analysts on that day.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OFFICEMAX, INC.

Date:  June 11, 2002                By: /s/ Michael Killeen
-----------------------                 -------------------
                                            Michael Killeen
                                            Senior Executive Vice President,
                                            Chief Financial Officer