Form 10-Q
period 2002-07-27
OFFICEMAX INC /OH/
filed 2002-09-10
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 27, 2002

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                        Shares outstanding as of
       Title of each class                                 September 9, 2002
       -------------------                                 -----------------

Common Shares, without par value                              113,118,284

                                 OFFICEMAX, INC.

                                      INDEX





 Part I - Financial Information                                            Page
 ------------------------------

   Item 1.          Financial Statements                                    3

   Item 2.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     15

   Item 3.          Quantitative and Qualitative Disclosures About
                    Market Risk                                             25


 Part II - Other Information
 ---------------------------

   Item 1.          Legal Proceedings                                       26

   Item 4.          Submission of Matters to a Vote of Security Holders     26

   Item 6.          Exhibits and Reports on Form 8-K                        26


 Signatures                                                                 27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            JULY 27,      JANUARY 26,
                                                              2002           2002
                                                           -----------    -----------
                                                           (Unaudited)
ASSETS
Current Assets:
  Cash and equivalents                                     $    60,722    $    76,751
  Accounts receivable, net of allowances
    of $933 and $974, respectively                              81,589         87,511
  Merchandise inventories                                      948,758        884,827
  Other current assets                                          53,170         43,834
                                                           -----------    -----------
      Total current assets                                   1,144,239      1,092,923
Property and Equipment:
  Buildings and land                                            35,933         35,725
  Leasehold improvements                                       179,450        185,998
  Furniture, fixtures and equipment                            633,915        616,768
                                                           -----------    -----------
  Total property and equipment                                 849,298        838,491
  Less: Accumulated depreciation                              (523,041)      (479,204)
                                                           -----------    -----------
     Property and equipment, net                               326,257        359,287
Other assets and deferred charges                               11,997          8,799
Trademarks                                                       3,541          3,503
Goodwill, net of accumulated amortization of $89,757           290,495        290,495
                                                           -----------    -----------
                                                           $ 1,776,529    $ 1,755,007
                                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                                 $   406,952    $   495,505
  Accrued expenses and other liabilities                       163,345        196,297
  Accrued salaries and related expenses                         53,455         50,705
  Taxes other than income taxes                                 71,748         68,509
  Credit facility                                              130,000         20,000
  Redeemable preferred shares - Series B                        21,750         21,750
  Mortgage loan, current portion                                   125            122
                                                           -----------    -----------
      Total current liabilities                                847,375        852,888
Mortgage loan                                                    1,461          1,530
Other long-term liabilities                                    168,533        175,456
                                                           -----------    -----------
      Total liabilities                                      1,017,369      1,029,874

Commitments and contingencies                                        -              -
Minority interest                                               19,891         19,184

Shareholders' Equity:
  Common stock, without par value; 200,000,000 shares
   authorized; 134,760,638 and 134,284,054 shares issued
   and outstanding, respectively                               888,375        895,466
  Deferred stock compensation                                     (125)           (29)
  Cumulative translation adjustment                                499            616
  Retained deficit                                             (57,433)       (87,589)
  Less:  Treasury stock, at cost                               (92,047)      (102,515)
                                                           -----------    -----------
      Total shareholders' equity                               739,269        705,949
                                                           -----------    -----------
                                                           $ 1,776,529    $ 1,755,007
                                                           ===========    ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                               13 WEEKS ENDED                  26 WEEKS ENDED
                                                      ------------------------------    ------------------------------
                                                         JULY 27,        JULY 28,         JULY 27,         JULY 28,
                                                          2002             2001             2002             2001
                                                      -------------    -------------    -------------    -------------

Sales                                                 $   1,008,709    $     978,759    $   2,189,273    $   2,172,730
Cost of merchandise sold, including
   buying and occupancy costs                               761,726          735,170        1,642,962        1,638,853
                                                      -------------    -------------    -------------    -------------

Gross profit                                                246,983          243,589          546,311          533,877

Store operating and selling expenses                        241,152          235,170          497,994          504,068
Pre-opening expenses                                            158            1,466              529            2,295
General and administrative expenses                          35,169           37,361           69,182           74,984
Goodwill amortization                                             -            2,463                -            4,927
Asset impairment                                              1,777                -            1,777                -
                                                      -------------    -------------    -------------    -------------
Total operating expenses                                    278,256          276,460          569,482          586,274

Operating loss                                              (31,273)         (32,871)         (23,171)         (52,397)

Interest expense, net                                         2,125            4,757            3,466           10,157
Other expense, net                                                -               99                -               86
                                                      -------------    -------------    -------------    -------------

Loss before income taxes                                    (33,398)         (37,727)         (26,637)         (62,640)
Income tax benefit                                                -          (13,984)         (57,500)         (23,118)
Minority interest                                               (36)             253              707            1,059
                                                      -------------    -------------    -------------    -------------

Net income (loss)                                     $     (33,362)   $     (23,996)   $      30,156    $     (40,581)
                                                      =============    =============    =============    =============

INCOME (LOSS) PER COMMON SHARE:
   Basic                                              $       (0.27)   $       (0.22)   $        0.24    $       (0.37)
                                                      =============    =============    =============    =============
   Diluted                                            $       (0.27)   $       (0.22)   $        0.24    $       (0.37)
                                                      =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
   Basic                                                123,920,449      113,147,741      123,578,173      113,123,148
                                                      =============    =============    =============    =============
   Diluted                                              123,920,449      113,147,741      124,884,721      113,123,148
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

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                               26 WEEKS ENDED
                                                           ----------------------
                                                            JULY 27,    JULY 28,
                                                              2002         2001
                                                           ---------    ---------
CASH PROVIDED BY (USED FOR):
OPERATIONS
   Net income (loss)                                       $  30,156    $ (40,581)
   Adjustments to reconcile net income (loss)
    to net cash from operating activities:
     Depreciation and amortization                            44,278       51,489
     Asset impairment                                          1,777            -
     Income taxes                                                  -         (349)
     Other, net                                                1,380        3,677
   Changes in current assets and current liabilities:
     (Increase) decrease in inventories                      (63,931)     106,592
     Decrease in accounts payable                            (80,861)    (123,150)
     Decrease in accounts receivable                          11,058       14,987
     Decrease in accrued liabilities                          (9,022)      (7,364)
     Decrease in store closing reserve                       (14,152)     (17,109)
     Receivable for income tax refund                        (10,962)           -
     Other, net                                               (4,318)     (20,453)
                                                           ---------    ---------
       Net cash used for operations                          (94,597)     (32,261)
                                                           ---------    ---------

INVESTING
     Capital expenditures                                    (24,395)     (22,878)
     Other, net                                               (3,240)      (1,380)
                                                           ---------    ---------
       Net cash used for investing                           (27,635)     (24,258)
                                                           ---------    ---------

FINANCING
     Increase in revolving credit facilities                 110,000       51,000
     Payments of mortgage principal                              (66)         (63)
     Decrease in overdraft balances                           (5,330)     (67,123)
     (Increase) decrease in advanced payments for leased
       facilities                                               (190)       1,106
     Proceeds from the issuance of common stock, net           3,378          384
     Other, net                                                 (594)       2,662
                                                           ---------    ---------
       Net cash provided by (used for) financing             107,198      (12,034)
                                                           ---------    ---------

Effect of exchange rate changes on cash and equivalents         (995)       4,066
                                                           ---------    ---------
Net decrease in cash and equivalents                         (16,029)     (64,487)
Cash and equivalents, beginning of the period                 76,751      127,337
                                                           ---------    ---------
Cash and equivalents, end of the period                    $  60,722    $  62,850
                                                           =========    =========

SUPPLEMENTAL INFORMATION
Interest paid on debt                                      $   1,619    $  10,817
                                                           =========    =========
Taxes paid on income (excluding tax refunds)               $     120    $   1,001
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

                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                    Deferred    Cumulative
                                         Common      Stock      Translation   Retained     Treasury
                                         Shares   Compensation  Adjustment     Deficit       Stock        Total
                                       ---------  ------------  ----------    ---------    ---------    ---------

BALANCE AT JANUARY 26, 2002            $ 895,466    $     (29)   $     616    $ (87,589)   $(102,515)   $ 705,949

Comprehensive income:
   Net income                                  -            -            -       30,156            -       30,156
   Cumulative translation adjustment           -            -         (117)           -            -         (117)
                                                                                                        ---------
Total comprehensive income                                                                                 30,039

Issuance of common shares
  under director plan                       (200)        (206)           -            -          424           18

Exercise of stock options
  (including tax benefit)                 (6,631)           -            -            -        9,458        2,827

Sale of shares under employee
  share purchase plan
  (including tax benefit)                   (260)           -            -            -          586          326


Amortization of deferred
  compensation                                 -          110            -            -            -          110
                                       ---------    ---------    ---------    ---------    ---------    ---------

BALANCE AT JULY 27, 2002               $ 888,375    $    (125)   $     499    $ (57,433)   $ (92,047)   $ 739,269
                                       =========    =========    =========    =========    =========    =========









The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE 13 AND 26 WEEKS ENDED
                         JULY 27, 2002 AND JULY 28, 2001



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

2. The Company's consolidated financial statements for the 13 and 26 weeks ended July 27, 2002 and July 28, 2001 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 26, 2002 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 17, 2002 and as updated below in "Note 5 of Notes to Consolidated Financial Statements." Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal year 2002 ends on January 25, 2003 and includes 52 weeks. Fiscal year 2001 ended on January 26, 2002 and included 52 weeks.

4. At July 27, 2002, OfficeMax operated a chain of 968 superstores in 49 states, Puerto Rico and the U.S. Virgin Islands, and through a majority interest in a joint venture in Mexico. In addition to offering office products, business machines and related items, OfficeMax superstores also feature CopyMax and FurnitureMax, in-store modules devoted exclusively to print-for-pay services and office furniture. Additionally, the Company reaches customers with an offering of over 30,000 items through its eCommerce site, OfficeMax.com, its direct-mail catalogs and its outside sales force. The Company's domestic retail stores, OfficeMax.com, its direct mail catalogs and its outside sales force are serviced by its three PowerMax inventory distribution facilities, 18 delivery centers and two national call/customer contact centers.

5. The following is an update of certain of the Company's significant accounting policies.

       Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for possible impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable by the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If impairment exists, the carrying amount of the asset is reduced to fair value or fair value less the cost to sell depending upon whether the asset is held for use or disposal, respectively. The Company evaluates possible impairment of long-lived assets for each of its retail stores individually based on management's estimate of the store's future earnings before interest, taxes, depreciation and amortization. Long-lived assets for which the Company cannot specifically identify cash flows that are largely independent of the cash flows of other long-lived assets, such as its corporate and distribution facilities, are evaluated based on management's estimate of the Company's future consolidated operating cash flows.

       Goodwill

     Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. Through the end of fiscal year 2001, the Company amortized its goodwill over 10 to 40 years using the straight-line method. As a result of a new accounting standard, FAS 142, that is effective for the Company as of the beginning of fiscal year 2002, goodwill and intangible assets with an indefinite useful life are no longer to be amortized, but are tested for impairment at least annually. Accordingly, the Company no longer amortizes its goodwill and is required to complete the impairment test at least annually. The Company completed the initial impairment test during the second quarter of fiscal year 2002 and concluded that the fair value of both of the Company's reporting units (Domestic and International) exceeded the carrying value as of January 27, 2002 and therefore no impairment existed at that date. See "Note 11 of Notes to Consolidated Financial Statements" below for more information regarding FAS 142.

       Revenue Recognition

     The Company recognizes revenue when the earnings process is complete, generally at either the point-of-sale to a customer or upon delivery to a customer or third party delivery service, less an appropriate provision for returns and net of coupons and other sales incentives. Revenue from certain sales transactions, in which the Company effectively acts as an agent or broker, is reported on a net or commission basis. Revenue from the sale of extended warranty contracts is reported at the point-of-sale to a customer except in a limited number of states where state law specifies the Company as the legal obligor. In such states, the revenue from the sale of extended warranty contracts is recognized ratably over the contract period. The costs associated with the extended warranty contracts are recognized in the same period as the related revenue. The performance obligations and risk of loss associated with extended warranty contracts sold by the Company are assumed by a third party.

       Vendor Income Recognition

     The Company participates in various cooperative advertising and other vendor marketing programs with its vendors. Income from cooperative advertising programs is recognized as a reduction of advertising expense in the period in which the related expense is incurred. Income from other vendor marketing programs is recognized as a reduction of cost of merchandise sold, unless the income represents a reimbursement of a specific cost incurred by the Company, in which case the income is recognized as a reduction of the related expense. The Company also participates in various volume purchase rebate programs with its vendors. These programs typically have a one-year term and offer increasing tiered rebates based on the Company achieving certain purchase levels. The Company recognizes income from volume purchase rebate programs as a reduction of cost of merchandise sold as the related inventory is sold. For tiered volume purchase rebate programs, the Company recognizes income based on expected purchases during the rebate program period. The Company calculates expected purchases during the rebate program period based on its replenishment model which utilizes a product and store specific algorithm that incorporates recent sales trends, upcoming promotional events and other relevant data to project sales and the related replenishment requirements. The Company revises its purchase expectations continuously throughout the rebate program period. Any adjustments to income from volume purchase rebate programs are recognized as a cumulative adjustment in the period of the change.

     Also see the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 26, 2002 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13880) on April 17, 2002 for a description of the Company's other significant accounting policies.


6.   The components of the Company's comprehensive income (loss) are as follows:
     (Dollars in thousands)

                                                  13 WEEKS ENDED             26 WEEKS ENDED
                                        -------------------------------  -------------------------
                                             JULY 27,         JULY 28,    JULY 27,        JULY 28,
                                               2002             2001        2002            2001
--------------------------------------------------------------------------------------------------

Net income (loss)                            $(33,362)        $(23,996)  $ 30,156         $(40,581)
Other comprehensive income (loss):
    Cumulative translation adjustment           1,044              265       (117)             345
                                             --------         --------   --------         --------

Comprehensive income (loss)                  $(32,318)        $(23,731)  $ 30,039         $(40,236)
                                             ========         ========   ========         ========

7. Earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the Company to report both basic earnings per common share, which is based on the weighted average number of common shares outstanding, and diluted earnings per common share, which is based on the weighted average number of common shares outstanding and all potentially dilutive common stock equivalents. A reconciliation of the basic and diluted per share computations is as follows:
     (Dollars in thousands, except per share data)

                                                                13 WEEKS ENDED                        26 WEEKS ENDED
                                                   -------------------------------------- ---------------------------------------
                                                       JULY 27,             JULY 28,               JULY 27,             JULY 28,
                                                        2002                 2001                   2002                 2001
------------------------------------------------------------------------------------------------------------------------------

     Net income (loss)                             $     (33,362)        $     (23,996)        $      30,156        $     (40,581)
     Preferred stock accretion                                 -                  (773)                    -               (1,546)
                                                   -------------         -------------         -------------        -------------
     Net income (loss) available
         to common shareholders                    $     (33,362)        $     (24,769)        $      30,156        $     (42,127)
                                                   =============         =============         =============        =============

     Weighted average number of
         common shares outstanding                   123,920,449           113,147,741           123,578,173          113,123,148

     Effect of dilutive securities:
         Stock options                                         -                     -             1,255,341                    -
         Restricted stock units                                -                     -                51,207                    -
                                                   -------------         -------------         -------------        -------------

     Weighted average number of
         common shares outstanding
         and assumed conversions                     123,920,449           113,147,741           124,884,721          113,123,148
                                                   =============         =============         =============        =============

     Income (loss) per common share-Basic          $       (0.27)        $       (0.22)        $        0.24        $       (0.37)
                                                   =============         =============         =============        =============

     Income (loss) per common share-Diluted        $       (0.27)        $       (0.22)        $        0.24        $       (0.37)
                                                   =============         =============         =============        =============


     Options to purchase 15,802,829 common shares at a weighted average exercise price of $7.74 and 51,207 restricted stock units were excluded from the calculation of diluted earnings per common share for the 13 weeks ended July 27, 2002, because their effect would have been anti-dilutive due to the net loss recognized in that period. Options to purchase 12,888,847 common shares were excluded from the calculation of diluted earnings per common share for the 26 weeks ended July 27, 2002 because the exercise prices of these options were greater than the average market price. The weighted average exercise price of these options was $8.75.

     Options to purchase 14,873,989 common shares at a weighted average exercise price of $7.82 and 93,489 restricted stock units were excluded from the calculation of diluted earnings per common share for the 13 and 26 weeks ended July 28, 2001, because their effect would have been anti-dilutive due to the net loss recognized in those periods.

8. The Company has two business segments: Domestic and International. The Company's operations in the United States, Puerto Rico and the U.S. Virgin Islands comprise its retail stores, eCommerce operations, catalog business and outside sales groups, all of which are included in the Domestic segment. The operations of the Company's majority owned joint venture in Mexico, OfficeMax de Mexico, are included in the International segment.

     The following table summarizes the results of operations for the Company's business segments for the 13 weeks ended July 27, 2002 and July 28, 2001:

     (Dollars in thousands)

                                                   TOTAL
     13 WEEKS ENDED JULY 27, 2002                 COMPANY             DOMESTIC         INTERNATIONAL
----------------------------------------------------------------------------------------------------
     Sales                                      $ 1,008,709         $   972,741         $    35,968
     Cost of merchandise sold, including
         buying and occupancy costs                 761,726             733,362              28,364
                                                -----------         -----------         -----------
     Gross profit                                   246,983             239,379               7,604
     Operating loss                                 (31,273)            (31,063)               (210)
     Interest expense (income), net                   2,125               2,260                (135)
     Minority interest                                  (36)                  -                 (36)
                                                -----------         -----------         -----------
     Net loss                                   $   (33,362)        $   (33,323)        $       (39)
                                                ===========         ===========         ===========
     13 WEEKS ENDED JULY 28, 2001
----------------------------------------------------------------------------------------------------

     Sales                                      $   978,759         $   949,557         $    29,202
     Cost of merchandise sold, including
         buying and occupancy costs                 735,170             714,066              21,104
                                                -----------         -----------         -----------
     Gross profit                                   243,589             235,491               8,098
     Operating loss                                 (32,871)            (32,774)                (97)
     Interest expense (income), net                   4,757               5,252                (495)
     Other (income) expense, net                         99                 (17)                116
     Income tax benefit                             (13,984)            (13,984)                  -
     Minority interest                                  253                   -                 253
                                                -----------         -----------         -----------
     Net income (loss)                          $   (23,996)        $   (24,025)        $        29
                                                ===========         ===========         ===========

     The following table summarizes the results of operations for the Company's business segments for the 26 weeks ended July 27, 2002 and July 28, 2001:

     (Dollars in thousands)

                                                   TOTAL
     26 WEEKS ENDED JULY 27, 2002                 COMPANY              DOMESTIC       INTERNATIONAL
     ----------------------------------------------------------------------------------------------
     Sales                                      $ 2,189,273         $ 2,115,041         $    74,232
     Cost of merchandise sold, including
         buying and occupancy costs               1,642,962           1,585,456              57,506
                                                -----------         -----------         -----------
     Gross profit                                   546,311             529,585              16,726
     Operating income (loss)                        (23,171)            (24,305)              1,134
     Interest expense (income), net                   3,466               3,774                (308)
     Income tax benefit                             (57,500)            (57,500)                  -
     Minority interest                                  707                   -                 707
                                                -----------         -----------         -----------
     Net income                                 $    30,156         $    29,421         $       735
                                                ===========         ===========         ===========

     26 WEEKS ENDED JULY 28, 2001
     ----------------------------------------------------------------------------------------------
     Sales                                      $ 2,172,730         $ 2,109,126         $    63,604
     Cost of merchandise sold, including
         buying and occupancy costs               1,638,853           1,592,394              46,459
                                                -----------         -----------         -----------
     Gross profit                                   533,877             516,732              17,145
     Operating income (loss)                        (52,397)            (53,640)              1,243
     Interest expense (income), net                  10,157              10,842                (685)
     Other expense, net                                  86                  86                   -
     Income tax benefit                             (23,118)            (23,118)                  -
     Minority interest                                1,059                   -               1,059
                                                -----------         -----------         -----------
     Net income (loss)                          $   (40,581)        $   (41,450)        $       869
                                                ===========         ===========         ===========


     The total assets of the International segment were approximately $81,808,000 and $76,239,000 as of July 27, 2002 and January 26, 2002,
     respectively. The total assets of the International segment included long-lived assets, primarily fixed assets, of approximately $26,498,000 and $26,405,000 as of July 27, 2002 and January 26, 2002, respectively. Included in the total assets of the International segment was goodwill, net of accumulated amortization, of $3,699,000 as of July 27, 2002 and January 26, 2002. Depreciation expense for the International segment was approximately $861,000 and $1,699,000 for the 13 and 26 weeks ended July 27, 2002, respectively, and $757,000 and $1,488,000 for the 13 and 26 weeks ended July 28, 2001, respectively.

     The Company has a 19% interest in a Brazilian company that operated two superstores in Brazil. During the first quarter of fiscal year 2002, the Brazilian company closed its two superstores and ceased operations. The Company accounts for its investment in the Brazilian company on the cost basis and wrote-off its remaining investment as well as receivables from the Brazilian company in the fourth quarter of fiscal year 2001. The write-off totaled $5,631,000 and was included in the charge for store closing and asset impairment reported in the Domestic segment. The Company includes its investments accounted for under the cost or equity methods, including its investment in the Brazilian company, in the Domestic segment.

9. During the fourth quarter of fiscal year 2001, the Company announced that it had completed a review of its real estate portfolio and elected to close 29 underperforming superstores. In conjunction with these store closings, the Company recorded a pre-tax charge for store closing and asset impairment of $79,838,000 during the fourth quarter of fiscal year 2001. During the first quarter of fiscal year 2002, the 29 stores completed the liquidation process and were closed. The results of operations for the 29 closed stores were assumed by a third-party liquidator and, accordingly, were not included in the Company's consolidated results of operations after January 26, 2002.

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

     A reconciliation of major components of the Company's store closing reserve is as follows:

     (Dollars in thousands)

                                                      BALANCE                         BALANCE
                                                    JANUARY 26,      PAYMENT /        JULY 27,
                                                       2002           USAGE            2002
     -----------------------------------------------------------------------------------------

     Lease disposition                               $122,304        $ 10,685        $111,619

     Other closing costs, including severance           7,218           3,467           3,751
                                                     --------        --------        --------

       Total                                         $129,522        $ 14,152        $115,370
                                                     ========        ========        ========

     As of July 27, 2002 and January 26, 2002, $90,590,000 and $98,035,000 of
     the store closing reserve, respectively, was included in other long-term liabilities. Lease disposition cost included in the reserve for store closing costs includes the aggregate straight-line rent expense for the closed stores net of expected future sublease income of $100,991,000 and $101,389,000 as of July 27, 2002 and January 26, 2002, respectively.

10. In the fourth quarter of fiscal year 2001, the Company recorded a $170,616,000 charge to establish a valuation allowance for its net deferred tax assets and net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. Although management believes the Company's results for those periods were heavily affected by deliberate and planned infrastructure improvements, including its PowerMax distribution network and state-of-the-art SAP computer system, as well as an aggressive store closing program, the Company's cumulative loss in the most recent three-year period represented negative evidence sufficient to require a full valuation allowance under the provisions of FAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of some portion or the remainder of the allowance. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

     On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period for net operating losses incurred during the Company's taxable years ended in 2001 and 2000 to five years from two years. During the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit equal to the amount of expected additional net operating loss carryback of $57,500,000. As of July 27, 2002, the valuation allowance was $123,918,000, which represents a full valuation allowance of the Company's net deferred tax assets and net operating loss carryforwards. The Company received a refund for the majority of the additional net operating loss carryback during May 2002 and a second refund was received during August 2002. The Company expects to receive the remainder of the refund for the additional net operating loss carryback during fiscal year 2002. As of July 27, 2002, a receivable for the $10,962,000 income tax refund was included in other current assets.

11. In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 141, "Accounting for Business Combinations" ("FAS 141") and Statement No. 142, "Goodwill and Other Intangibles" ("FAS 142"). These Statements modify accounting for business combinations and address the accounting for goodwill and other intangible assets. The provisions of FAS 141 are effective for business combinations initiated after June 30, 2001. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. FAS 142 specifies that, among other things, goodwill and intangible assets with an indefinite useful life will no longer be amortized. The standard requires goodwill and intangible assets with an indefinite useful life to be periodically tested for impairment using the two-step test specified in the standard and written down to fair value if considered impaired. Intangible assets with estimated useful lives will continue to be amortized over those periods.

     FAS 142 is effective for the Company for fiscal year 2002. Accordingly, the Company no longer amortizes its goodwill and was required to complete the first step of the two-step test for impairment prior to the end of its second fiscal quarter on July 27, 2002. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. The Company engaged a financial advisory firm to prepare certain analyses regarding the fair value of the Company's reporting units (Domestic and International) and to perform the first step of the impairment test. In developing its analyses, the financial advisory firm reviewed plans prepared by management, interviewed senior managers of the Company and performed independent research. Based on a review of the analyses prepared by the financial advisory firm and its own reviews, management has concluded that the fair value of both of the Company's reporting units exceeded the carrying value as of January 27, 2002 and therefore no impairment existed at that date. Because both of the Company's reporting units satisfied the requirements of the first step of the impairment test, the second step of the impairment test is not necessary. In the future, the Company will be required to complete the impairment test annually.

     The following table presents the transitional disclosures required by FAS 142:

     (Dollars in thousands, except per share data)

                                                           13 WEEKS ENDED                        26 WEEKS ENDED
                                                -----------------------------------------------------------------------------
                                                    JULY 27,           JULY 28,          JULY 27,                JULY 28,
                                                      2002               2001              2002                    2001
     ------------------------------------------------------------------------------------------------------------------------
     Reported net income (loss)                $        (33,362)  $        (23,996)  $         30,156        $        (40,581)
     Add back: Amortization of goodwill                       -              2,463                  -                   4,927
                                               ----------------   ----------------   ----------------        ----------------

     Adjusted net income (loss)                $        (33,362)  $        (21,533)  $         30,156        $        (35,654)
                                               ================   ================   ================        ================

     BASIC EARNINGS PER COMMON SHARE:
     Reported net income (loss)                $          (0.27)  $          (0.22)  $           0.24        $          (0.37)
     Add back: Amortization of goodwill                       -               0.02                  -                    0.04
                                               ----------------   ----------------   ----------------        ----------------

     Adjusted net income (loss)                $          (0.27)  $          (0.20)  $           0.24        $          (0.33)
                                               ================   ================   ================        ================

     DILUTED EARNINGS PER COMMON SHARE:
     Reported net income (loss)                $          (0.27)  $          (0.22)  $           0.24        $          (0.37)
     Add back: Amortization of goodwill                       -               0.02                  -                    0.04
                                               ----------------   ----------------   ----------------        ----------------

     Adjusted net income (loss)                $          (0.27)  $          (0.20)  $           0.24        $          (0.33)
                                               ================   ================   ================        ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------


Sales for the 13 and 26 weeks ended July 27, 2002 increased to $1,008,709,000 and $2,189,273,000, respectively, from $978,759,000 and $2,172,730,000, respectively, for the comparable prior year periods. Prior year sales included revenues from the 29 stores that were closed as of the first day of the current fiscal year. Excluding sales of these 29 closed stores from the comparable prior year periods, sales for the 13 and 26 weeks increased approximately 5% and 3%, respectively, primarily as a result of comparable-store sales increases of approximately 3.4% and 1.3% during the 13 and 26 weeks ended July 27, 2002, respectively, and new store openings. The second quarter of fiscal year 2002 marked the third consecutive quarter of sequential quarter-over-quarter improvement in comparable-store sales. During the second quarter of the current year, comparable-store sales improved approximately 300 and 600 basis points over the first quarter of the current year and the fourth quarter of the prior year, respectively. During the 13 weeks ended July 27, 2002, the number of customer transactions at stores opened more than one year increased approximately 4% over the comparable prior year period primarily as a result of the Company's new merchandising and marketing initiatives, improved inventory in-stock position and better in-store execution.

Cost of merchandise sold, including buying and occupancy costs, increased as a percentage of sales to 75.5% for the 13 weeks ended July 27, 2002 from 75.1% for the comparable period last year. Correspondingly, gross margin decreased 0.4% from the comparable prior year period to 24.5% of sales for the 13 weeks ended July 27, 2002. Gross margin was slightly down, as anticipated, because of a change in merchandise mix relating to the growing popularity of digital photography and related items, combined with a planned clearance program. Digital photography represents an expanded category for the Company which carries a lower initial merchandise mark-up than OfficeMax's average product mark-up. The normal seasonal merchandise clearance activity was increased during the second quarter as a result of an on-going program of optimizing products by reallocating shelf space and moving out slower moving items. The impact of these lower gross margin items on gross profit is most significant during the second quarter when sales of the Company's core office supply merchandise are slowest. The effect of the shift in merchandise mix and planned clearance program during the second quarter was partially offset by improved leverage of freight expense and certain fixed occupancy costs included in cost of merchandise sold. For the 26 weeks ended July 27, 2002, cost of merchandise sold, including buying costs decreased 0.4% from the comparable period last year to 75.0%. Correspondingly, gross margin increased to 25.0% of sales for the 26 weeks ended July 27, 2002 from 24.6% of sales for the comparable prior year period. The increase in gross margin as a percentage of sales during the first half of fiscal year 2002 was due primarily to improved leverage of certain fixed occupancy costs included in cost of merchandise sold and the continued realization of efficiencies in the Company's PowerMax supply-chain network.

Store operating and selling expenses, which consist primarily of store payroll, operating and advertising expenses, increased to $241,152,000 for the 13 weeks ended July 27, 2002 from $235,170,000 for the 13 weeks ended July 28, 2001. For the 26 weeks ended July 27, 2002, store operating and selling expenses decreased to $497,994,000 from $504,068,000 for the 26 weeks ended July 28, 2001. As a percentage of sales, store operating and selling expenses decreased to 23.9% and 22.8% for the 13 and 26 weeks ended July 27, 2002, respectively, from 24.0% and 23.2% for the comparable periods last year. The decrease in store operating and selling expenses as a percentage of sales was primarily due to the closing of 29 underperforming superstores as of the first day of the current fiscal year and improved leverage of store-level payroll, including incremental costs associated with in-store initiatives. The improved payroll leverage was partially offset by an increase in advertising expense, net of vendor funding, which increased in both absolute dollars and as a percentage of sales during the second quarter of fiscal year 2002 as compared to the comparable prior year period.

General and administrative expenses decreased to $ 35,169,000, or 3.5% of sales, and $69,182,000, or 3.2% of sales, for the 13 and 26 weeks ended July 27, 2002, respectively, from $37,361,000, or 3.8% of sales, and $74,984,000, or 3.5% of sales, for the 13 and 26 weeks ended July 28, 2001, respectively. The decrease in general and administrative expenses was primarily due to the Company's continued expense control programs.

Pre-opening expenses were $158,000 and $529,000 for the 13 and 26 weeks ended July 27, 2002, respectively, and $1,466,000 and $2,295,000 for the comparable periods last year. Pre-opening expenses, which consist primarily of store payroll, supplies and grand opening advertising are expensed as incurred. During the second quarter of the current fiscal year, the Company opened one new domestic superstore. During the second quarter of last year, the Company opened six new domestic superstores and one new superstore in Mexico. The Company opened five new domestic superstores and one new superstore in Mexico through its joint venture during the first half of the current fiscal year. During the first half of last year, the Company opened 12 new domestic superstores, completed the expansion of its PowerMax distribution facility in Las Vegas for which the Company incurred pre-opening expenses of $296,000 and opened two new superstores in Mexico.

As a result of a new accounting standard, FAS 142, that was effective for the Company as of the beginning of fiscal year 2002, goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually. Accordingly, no amortization was recorded for the 13 and 26 weeks ended July 27, 2002. Goodwill amortization was $2,463,000 and $4,927,000 for the 13 and 26 weeks ended July 28, 2001. Prior to fiscal year 2002, goodwill was capitalized and amortized over 10 - 40 years using the straight-line method. See "Note 11 of Notes to Consolidated Financial Statements" above for more information regarding FAS 142.

As a result of the foregoing factors, the Company incurred operating losses of $31,273,000 and $23,171,000 for the 13 and 26 weeks ended July 27, 2002, respectively, compared to operating losses of $32,871,000 and $52,397,000 for the comparable periods last year.

Interest expense, net, was $2,125,000 and $3,466,000 for the 13 and 26 weeks ended July 27, 2002, as compared to $4,757,000 and $10,157,000 for the comparable periods last year. The decrease in interest expense was primarily due to lower average outstanding borrowings during the first half of the current fiscal year as compared to the same period last year and lower interest rates on the Company's outstanding borrowings.

In accordance with the provisions of FAS 109, the Company recorded a charge to establish a valuation allowance for its net deferred tax assets and net operating loss carryforwards in the fourth quarter of fiscal year 2001. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of some portion or the remainder of the allowance. Until such time, except for state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. See "Note 10 of Notes to Consolidated Financial Statements" above for more information regarding the charge and the valuation allowance.

On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period to five years from two years for net operating losses incurred during the Company's taxable years ended in 2001 and 2000. During the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance for its net deferred tax assets and net operating loss carryforwards recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit equal to the amount of expected additional net operating loss carryback of $57,500,000. See "Note 10 of Notes to Consolidated Financial Statements" above for more information regarding the income tax benefit recognized during the first half of fiscal year 2002.

As a result of the foregoing factors, the Company had pre-tax losses, net of minority interest, of $33,362,000 and $27,344,000 for the 13 and 26 weeks ended July 27, 2002, respectively, compared to pre-tax net losses, net of minority interest, of $37,980,000 and $63,699,000 for the comparable periods last year. The Company had a net loss of $33,362,000 and net income of $30,156,000 for the 13 and 26 weeks ended July 27, 2002, respectively, compared to net losses of $23,996,000 and $40,581,000 for the comparable periods last year.

BUSINESS SEGMENTS
-----------------

   Domestic Segment

Sales for the Domestic segment were $972,741,000 and $2,115,041,000 for the 13 and 26 weeks ended July 27, 2002, respectively, as compared to $949,557,000 and $2,109,126,000 for the like periods last year. Excluding sales for the 29 closed stores, sales for the Domestic segment increased approximately $39,126,000 and $42,101,000 over the comparable periods last year. The increase in sales for the Domestic segment during the 13 and 26 weeks ended July 27, 2002 was primarily due to an increase in comparable-store sales of approximately 3.2% during the second quarter of fiscal year 2002 and the sales from 10 (net) new domestic superstores opened since the end of the second quarter of fiscal year 2001. Comparable-store sales for the Domestic segment increased approximately 1.2% for the first six months of the current fiscal year and were flat for the first quarter of fiscal year 2002.

Gross profit for the Domestic segment was $239,379,000, or 24.6% of sales, and $529,585,000, or 25.0% of sales, for the 13 and 26 weeks ended July 27, 2002, respectively, compared to $235,491,000, or 24.8% of sales, and $516,732,000, or 24.5% of sales, for the 13 and 26 weeks ended July 28, 2001, respectively. Gross profit during the second quarter of the current year was slightly down as a percentage of sales compared to the prior year second quarter, as anticipated, because of a change in merchandise mix relating to the growing popularity of digital photography and related items, combined with a planned clearance program. Digital photography represents an expanded category for the Company which carries a lower initial merchandise mark-up than OfficeMax's average product mark-up. The normal seasonal merchandise clearance activity was increased during the second quarter as a result of an on-going program of optimizing products by reallocating shelf space and moving out slower moving items. The impact of these lower margin items on gross profit is most significant during the second quarter when sales of the Company's core office supply merchandise are slowest. The effect of the shift in merchandise mix and the planned clearance program during the second quarter was partially offset by improved leverage of certain fixed occupancy costs included in cost of merchandise sold and the continued realization of efficiencies in the Company's PowerMax supply-chain network. The improved fixed-cost leverage and supply-chain efficiencies also contributed to a 50 basis point year-over-year improvement in gross profit as a percentage of sales during the first half of fiscal year 2002.

As a result of a new accounting standard, FAS 142, no amortization was recorded for the 13 and 26 weeks ended July 27, 2002. Goodwill amortization was $2,346,000 and $4,694,000 for the Domestic segment in the comparable periods last year. See "Note 11 of Notes to Consolidated Financial Statements" above for more information regarding FAS 142.

Operating results for the Domestic segment were operating losses of $31,063,000 and $24,305,000 for the 13 and 26 weeks ended July 27, 2002, respectively, compared to operating losses of $32,774,000 and $53,640,000 for the comparable periods last year. The decrease in operating losses was primarily due to improved leverage of store operating and selling expenses and general and administrative expenses.

As described above, during the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance for its net deferred tax assets and net operating loss carryforwards recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit equal to the amount of expected additional net operating loss carryback of $57,500,000. Other than the benefit for additional net operating loss carryback, the Domestic segment had no reported tax provision, net of valuation allowance adjustments. See "Note 10 of Notes to Consolidated Financial Statements" above for more information regarding the income tax benefit recognized during the first half of fiscal year 2002.

The Domestic segment had pre-tax losses of $33,323,000 and $28,079,000 for the 13 and 26 weeks ended July 27, 2002, respectively, compared to pre-tax losses of $38,009,000 and $64,568,000 for the comparable periods last year. The Domestic segment had a net loss of $33,323,000 and net income of $29,421,000 for the 13 and 26 weeks ended July 27, 2002, respectively, compared to net losses of $24,025,000 and $41,450,000 for the comparable periods last year.

   International Segment

Sales for the International segment increased 23% to $35,968,000 and 17% to $74,232,000 for the 13 and 26 weeks ended July 27, 2002, respectively, from $29,202,000 and $63,604,000 for the comparable periods last year. The increases in sales are primarily due to comparable-store sales growth of 8% in the second quarter and 3% for the first half of fiscal year 2002, and the sales from four
(net) new superstores opened since the end of the second quarter of fiscal year 2001. Comparable-store sales for the International segment were impacted by the change in currency exchange rates during the second quarter of fiscal year 2002. In local currency, comparable-store sales increased 11% in the second quarter of fiscal year 2002. See "Item 3 Quantitative and Qualitative Disclosures About Market Risk" below for more information regarding foreign currency exchange rates.

Gross profit for the International segment was $7,604,000, or 21.1% of sales, and $16,726,000, or 22.5% of sales, for the 13 and 26 weeks ended July 27, 2002, respectively, compared to $8,098,000, or 27.7% of sales, and $17,145,000, or 27.0% of sales, for the comparable prior year periods. The decrease in gross profit as a percentage of sales was primarily due to an increase in the sale of technology and peripheral products which generate lower margins than sales of office supply products and furniture. Gross profit as a percentage of sales was also negatively impacted by the effect of currency exchange rate changes on the cost of products sourced from the United States during the second quarter of fiscal year 2002. Further, gross profit during the second quarter of the prior year benefited from favorable physical inventory adjustments.

As a result of a new accounting standard, FAS 142, no goodwill amortization was recorded for the 13 and 26 weeks ended July 27, 2002. Goodwill amortization was $117,000 and $233,000 for the International segment in the comparable periods last year. See "Note 11 of Notes to Consolidated Financial Statements" above for more information regarding FAS 142.

Operating results for the International segment was a loss of $210,000 for the 13 weeks ended July 27, 2002, compared to a loss of $97,000 for the comparable period last year. The International segment had operating income of $1,134,000, or 1.5% of sales, for the 26 weeks ended July 27, 2002, compared to operating income of $1,243,000, or 2.0% of sales, for the comparable period last year. The decrease in year-to-date operating income as a percentage of sales was primarily due to the decrease in gross profit as a percentage of sales, partially offset by improved leverage of store operating and selling expenses.

Minority interest in the net income (loss) of the International segment was ($36,000) and $707,000 for the 13 and 26 weeks ended July 27, 2002, respectively, compared to $253,000 and $1,059,000 for the 13 and 26 weeks ended July 28, 2001, respectively.

The International segment incurred a net loss of $39,000 for the 13 weeks ended July 27, 2002, compared to net income of $29,000 for the comparable prior year period. The International segment had net income of $735,000 and $869,000 for the 26 weeks ended July 27, 2002 and July 28, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operating activities used $94,597,000 of cash during the 26 weeks ended July 27, 2002, primarily for the purchase of inventory which increased $63,931,000, and the payment of accounts payable, which decreased $80,861,000, since the end of the prior fiscal year. The increase in inventory was due to the seasonal build-up of inventory prior to the back-to-school selling season and accelerated purchases of imported merchandise for the back-to-school selling period. The decrease in accounts payable since the end of the prior fiscal year is also consistent with seasonal fluctuations in inventory turnover, which is generally slower during the first and second quarters, and the related decrease in accounts payable-to-inventory leverage. Year-over-year accounts payable-to-inventory leverage increased to 42.9% from 38.1%, and inventory turns increased to 3.7 times per year from 3.2 times per year, primarily as a result of the Company's continued supply-chain management initiatives. Also, due to enhanced replenishment processes and a strong financial condition, the Company continued to achieve more favorable terms with its vendors, and in some instances elected to take special discounts and forego extended terms during the second quarter of fiscal year 2002. Inventory decreased $103,739,000 in total, or 9% on a per-store basis, compared to the second quarter of the prior fiscal year. The Company's operating activities used $32,261,000 of cash during the 26 weeks ended July 28, 2001. Prior year operating activities primarily represent the payment of accounts payable of $123,150,000 net of a decrease in inventory of $106,592,000. The prior year inventory reduction was due to supply-chain management initiatives that resulted in a full year inventory reduction of $275,000,000. These inventory efficiencies were partially offset by the prior year second quarter seasonal inventory increase.

Net cash used for investing activities was $27,635,000 for the 26 weeks ended July 27, 2002 versus $24,258,000 for the comparable prior year period. Capital expenditures, primarily for new superstores and the Company's information technology initiatives, were $24,395,000 during the first half of fiscal year 2002 and $22,878,000 during the first half of fiscal year 2001. Other net investing activities during the current year primarily represent the purchase of the mortgage notes on two of the Company's properties for a face value of approximately $5,000,000. Interest on the mortgage notes accrues to the Company at an average rate of approximately 10% per annum which exceeds the Company's current borrowing rate.

Net cash provided by financing activities was $107,198,000 for the 26 weeks ended July 27, 2002. Current year financing activities primarily represent borrowings under the Company's revolving credit facility and a decrease in overdraft balances (outstanding checks). Net cash used for financing activities was $12,034,000 in the comparable prior year period primarily due to a decrease in overdraft balances, partially offset by borrowings under the Company's revolving credit facility. Year-over-year borrowings decreased $141,000,000 to $130,000,000 as of July 27, 2002.

Management estimates that the Company's cash requirements for opening a superstore, exclusive of pre-opening expenses, will typically be approximately $900,000 per unit. For an OfficeMax superstore, the requirements include an average of approximately $425,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $400,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $90,000 per domestic superstore during the remainder of fiscal year 2002. During fiscal year 2002, the Company expects to open fewer domestic superstores than last year, all of which will be opened by the holiday selling season. The Company's joint venture in Mexico may open up to five new superstores during the remainder of the current year. The Company expects total capital expenditures for the remainder of fiscal year 2002, primarily for IT initiatives and new store openings, to total approximately $35,000,000 to $40,000,000.

On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period to five years from two years for net operating losses incurred during the Company's taxable years ended in 2001 and 2000. During the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance for its net deferred tax assets and net operating loss carryforwards recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit equal to the amount of expected additional net operating loss carryback of $57,500,000. The Company received a refund for the majority of the additional net operating loss carryback during the second quarter of fiscal year 2002. The Company expects to receive the remainder of the refund for the expected additional net operating loss carryback during fiscal year 2002. See "Note 10 of Notes to Consolidated Financial Statements" above for more information regarding the income tax refund.

The Company expects its funds generated from operations as well as its current cash reserves, and, when necessary, seasonal short-term borrowings, will be sufficient to finance its operations and capital requirements in the foreseeable future.

During the third quarter of fiscal year 2001, the Company's Domestic segment established a reserve in the amount of $10,000,000 to provide for the expected future settlement of a class action lawsuit in California regarding overtime wages and the classification of exempt employees, as well as other legal matters. During the second quarter of fiscal year 2002, the Company made cash payments in settlement of the California overtime lawsuit of approximately $7,100,000. Including settlement payments, legal fees and other costs, payments associated with the California overtime lawsuit approximated the original reserve established in the third quarter of fiscal year 2001.

In accordance with an amended and restated joint venture agreement, the minority owner in the Company's joint venture in Mexico can elect to put its remaining 49% interest in OfficeMax de Mexico to the Company beginning in the first quarter of fiscal year 2002, if certain earnings targets are achieved. Currently, the minority owner has indicated that it has no intentions to exercise this right in fiscal year 2002. If the earnings targets are achieved and the minority owner elects to put its ownership interest to the Company, the purchase price would be equal to fair value calculated based on the joint venture's earnings for the last four quarters before interest, taxes, depreciation and amortization and current market multiples of similar companies. Currently, the fair value purchase price would not be expected to exceed $40,000,000 throughout fiscal year 2002.

During the fourth quarter of fiscal year 2000, the Company entered into a senior secured revolving credit facility. During the first quarter of fiscal year 2002, the Company extended the term of the revolving credit facility until February 27, 2004. The revolving credit facility is secured by a first priority perfected security interest in the Company's inventory and certain accounts receivable and provides for borrowings of up to $700,000,000 at the bank's base rate or Eurodollar Rate plus 1.75% to 2.50% depending on the level of borrowing. As of July 27, 2002, the Company had outstanding borrowings of $130,000,000 under the revolving credit facility at a weighted average interest rate of 3.58%. Also under this facility, the Company had $112,306,000 of standby letters of credit outstanding as of July 27, 2002, in connection with its insurance programs and two synthetic operating leases related to the Company's PowerMax inventory distribution facilities. These letters of credit are considered outstanding amounts under the revolving credit facility. The Company pays quarterly usage fees of between 1.62% and 1.87% per annum on the outstanding standby letters of credit. The Company pays quarterly fees of 0.25% per annum on the unused portion of the revolving credit facility. Available borrowing capacity under the revolving credit facility is calculated as a percentage of the Company's inventory and certain accounts receivable. As of July 27, 2002, the Company had unused and available borrowings under the revolving credit facility of more than $340,000,000.

On August 13, 1998, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its common shares on the open market. At July 27, 2002, the Company had purchased a total of 12,702,100 shares at a cost of $113,619,000, including systematic purchases to cover potential dilution from the issuance of shares under the Company's equity-based incentive plans. The Company has not repurchased any common shares since fiscal year 1999.

The Company occupies two of its PowerMax inventory distribution facilities under synthetic operating leases with initial lease terms expiring in fiscal year 2004. One of the synthetic operating leases can be extended at the Company's option until fiscal year 2006. Synthetic operating leases are financial structures that qualify under generally accepted accounting principles as operating leases for financial reporting purposes and as debt financing for income tax purposes. The Company leases the PowerMax facilities from non-OfficeMax affiliated special purpose entities ("SPEs") which have been established by nationally prominent, creditworthy commercial lessors to facilitate the financing of those assets for the Company. The Company has not established any SPEs. No officers, directors or employees of the Company hold any direct or indirect equity interest in such SPEs. The SPEs finance the cost of the property through the issuance of commercial paper. The Company has provided standby letters of credit of approximately $81,000,000 in support of the commercial paper. In the event that the Company defaults on its obligations under the leases, the SPEs would draw on the letters of credit in order to redeem the commercial paper. These letters of credit are considered outstanding amounts under the Company's revolving credit facility. Upon expiration of the synthetic operating leases, the Company can elect to purchase the related assets of both facilities at a total cost specified in the lease agreement of approximately $80,000,000. If the Company does not elect to purchase the related assets, the Company is required to honor certain fair value guarantees. These guarantees require the Company to reimburse the lessor any shortfall to a fair value specified in the lease agreement. Currently, the Company expects to purchase the related assets upon expiration of the synthetic operating leases and is unable to estimate its obligation, if any, under the fair value provisions of these leases.

The Company's business is seasonal, with sales and operating income higher in the third and fourth fiscal quarters, which include the back-to-school period and the holiday selling season, respectively, followed by the traditional new year office supply restocking month of January. Sales in the second fiscal quarter's summer months are the slowest of the year primarily because of lower office supplies consumption during the summer vacation period. Based on current trends, management expects the Company's operations for the third quarter of fiscal year 2002 to reflect continued year-over-year improvements and that comparable-store sales during that quarter will increase over the same period a year ago.

LEGAL PROCEEDINGS
-----------------

There are various claims, lawsuits and pending actions against the Company incidental to the Company's operations. Although litigation is inherently subject to many uncertainties, it is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's liquidity and financial position. However, in the event of an unanticipated adverse final determination, the Company's consolidated net income for the period in which such determination occurs could be materially affected. See "Liquidity and Capital Resources" above and "Part II - Other Information; Item
1. Legal Proceedings" below.

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

During the first quarter of fiscal year 2001, Gateway announced its intention to discontinue selling computers in non-Gateway stores, including OfficeMax superstores. At that time, OfficeMax and Gateway began discussing legal issues regarding Gateway's performance under the strategic alliance. In the second quarter of fiscal year 2001, Gateway ended its rollout of Gateway store-within-a-store computer departments in the Company's superstores and has since removed its equipment and fixtures from such stores. On July 23, 2001, Gateway notified the Company of its termination of the MLA and its desire to exercise its redemption rights with respect to the Series B Shares. Thereafter, the Company, which had previously notified Gateway of Gateway's breaches under the MLA and related agreements, reaffirmed its position that Gateway was in breach of its obligations under the MLA and related agreements. Accordingly, the Company stopped recording the accretion of the Series A Shares and accruing interest on the Series B Shares at that date. Litigation and arbitration proceedings have commenced.

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

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

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

The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements for the fiscal year ended January 26, 2002, which were included in the Company's Annual Report on Form 10-K. Certain of the Company's significant accounting policies are updated in this Quarterly Report on Form 10-Q. See "Note 5 of Notes to Consolidated Financial Statements" above for additional information regarding these accounting policies. Management believes that of its significant accounting policies, its policies concerning inventory, income taxes, impairment of long-lived assets, goodwill and facility closure costs involve a high degree of judgments, estimates, and complexity. The estimates and judgments made by management in regards to these policies have the most significant impact on the Company's reported financial position and operating results. Additional information regarding these policies is included below.

   Inventory

Inventories are valued at weighted average cost or market. Throughout the year, the Company performs annual physical inventories at all of its locations. For periods subsequent to the date of each location's last physical inventory, an allowance for estimated shrinkage is provided based on various factors including sales volume, the location's historical shrinkage results and current trends. If actual losses as a result of inventory shrinkage are different than management's estimates, adjustments to the Company's allowance for inventory shrinkage may be required.

The Company records an allowance for future inventory cost markdowns to be taken for inventory not expected to be part of its ongoing merchandise offering. This allowance was $6,250,000 and $4,500,000 as of July 27, 2002 and January 26, 2002, respectively. Management estimates the required allowance for future inventory cost markdowns based on historical information regarding product sell through and gross margin rates for similar products. If actual sell through or gross margin rates for discontinued inventory are different than management's estimates, additional inventory markdowns may be required and the Company's gross margin could be significantly impacted.

   Income Taxes

The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of FAS 109. In accordance with that standard, the Company recorded a valuation allowance for its net deferred tax assets and net operating loss carryforwards of $170,616,000 in the fourth quarter of fiscal year 2001. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. See "Note 10 of Notes to Consolidated Financial Statements" above for more information regarding the charge and the valuation allowance.

   Impairment of Long-Lived Assets

The Company reviews its long-lived assets for possible impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable by the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If impairment exists, the carrying amount of the asset is reduced to fair value or fair value less the cost to sell depending upon whether the asset is held for use or disposal, respectively. The Company evaluates possible impairment of long-lived assets for each of its retail stores individually based on management's estimate of the store's future earnings before interest, taxes, depreciation and amortization. Long-lived assets for which the Company cannot specifically identify cash flows that are largely independent of the cash flows of other long-lived assets, such as its corporate and distribution facilities, are evaluated based on management's estimate of the Company's future consolidated operating cash flows. During the second quarter of fiscal year 2002, the Company recorded an impairment loss of $1,777,000. If actual future operating results or cash flows are different than management's estimates, additional impairment losses may be required to be recorded.

   Goodwill

Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. Through the end of fiscal year 2001, the Company amortized its goodwill over 10 to 40 years using the straight-line method. As a result of a new accounting standard, FAS 142, that is effective for the Company as of the beginning of fiscal year 2002, goodwill and intangible assets with an indefinite useful life are no longer to be amortized, but are tested for impairment at least annually. Accordingly, the Company no longer amortizes its goodwill and is required to complete the impairment test at least annually. The Company completed the initial impairment test during the second quarter of fiscal year 2002. To assist management in performing the impairment test, the Company engaged a financial advisory firm to prepare certain analyses regarding the fair value of the Company's reporting units (Domestic and International). In developing its analyses, the financial advisory firm reviewed plans prepared by management, interviewed senior managers of the Company and performed independent research. Based on a review of the analyses prepared by the financial advisory firm and its own reviews, management has concluded that the fair value of both of the Company's reporting units exceeded the carrying value as of January 27, 2002 and therefore no impairment existed at that date. If actual future operating results or cash flows are different than the estimates considered by the financial advisory firm and management when performing the impairment test, an impairment loss, or write-off, of some portion of the Company's goodwill may be required to be recorded. See "Note 11 of Notes to Consolidated Financial Statements" above for more information regarding FAS 142.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

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

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). FAS 146 requires that a liability be recognized for those costs only when the liability is incurred. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. FAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the financial statement impact, if any, of the adoption of this new standard.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any information in this report that is not historical information is a forward-looking statement which may be identified by the use of language such as "may," "will," "should," "expects," "plans," "anticipates," "estimates," "believes," "thinks," "continues," "indicates," "outlook," "looks," "goals," "initiatives," "projects," or similar expressions. These statements are likely to address the Company's growth strategy, future financial performance (including sales, gross margin and earnings), strategic initiatives, marketing and expansion plans and the impact of operating initiatives. The forward-looking statements, which speak only as of the date of this report, are subject to risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those stated, projected or implied in the forward-looking statements. These risks and uncertainties include the following: risks associated with general economic conditions (including effects of additional terrorist attacks and hostilities, slower than anticipated economic recovery and declining employment rate or other changes in our customers' business environments, including an increase in bankruptcy filings); increasing competition that includes office supply superstores, warehouse clubs, contract stationers, electronics stores and mass merchant retailers, as well as grocery and drug store chains; failure to adequately execute plans and unforeseen circumstances beyond the Company's control in connection with the development, implementation and execution of new business processes, procedures and programs (including the Company's supply-chain management program); greater than expected expenses associated with the Company's activities; continuing shifts in merchandise mix related to digital photography or other technology products which have a lower gross margin; the results of continuing FAS 142 assessment; and other risks and uncertainties described in Exhibit 99.1 of the Company's Annual Report on 10-K for the fiscal year ended January 26, 2002, and in other reports and exhibits to reports filed with the Securities and Exchange Commission (these descriptions are incorporated herein by reference). You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company's SEC filings are available, at no charge, at www.sec.gov and www.freeEDGAR.com, as well as on a number of other Web sites. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------


The Company is exposed to market risk, principally interest rate risk and foreign exchange risk. Market risk can be measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over time.

   Interest Rate Risk

Interest earned on the Company's cash equivalents and short-term investments, as well as interest paid on its debt and lease obligations, are sensitive to changes in interest rates. The impact on cash and short-term investments held at July 27, 2002 of a hypothetical 10% decrease in interest rates would not be material to the Company's financial position or the results of its operations. The interest rate for the Company's revolving credit facility is variable, while the Company's long-term debt and the interest component of its operating leases is generally fixed. The Company manages its interest rate risk by maintaining a combination of fixed and variable rate debt. The Company believes its potential exposure to interest rate risk is not material to the Company's financial position or the results of its operations. Market risk associated with the Company's debt portfolio is summarized below:

   (Dollars in thousands)

                                                         JULY 27, 2002
                                   ----------------------------------------------------
                                            Carrying                        Risk
                                             value         Fair Value   Sensitivity
---------------------------------------------------------------------------------------
     Fixed interest rate debt,
        including current maturities        $  1,586        $  1,693        $  37

     Variable interest rate debt            $130,000        $130,000        $ 242

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50 basis point decrease in interest rates, calculated on a discounted cash flow basis. The risk sensitivity of variable rate debt reflects the hypothetical increase in interest expense during the first half of fiscal year 2002 from a 50 basis point increase in interest rates prevailing during that period.

   Foreign Exchange Rate Risk

The Company is exposed to foreign exchange risk through its joint venture in Mexico. A 10% change in the applicable foreign exchange rates would have resulted in an increase or decrease in year-to-date operating profit of approximately $100,000. Such a change in exchange rates would have also resulted in an increase or decrease in the net assets of the joint venture of approximately $2,000,000 as of July 27, 2002. The Company has not entered into any derivative financial instruments to hedge this exposure, and believes its potential exposure is not material to the Company's financial position or the results of its operations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

The Company is party to previously disclosed securities litigation in the United States District Court for the Northern District of Ohio, Eastern Division and the Cuyahoga County, Ohio Court of Common Pleas. On March 27, 2002, the United States District Court for the Northern District of Ohio, Eastern Division, granted the Company's motion to dismiss all claims against it and its officers and directors in BERNARD FIDEL, ET AL VS. OFFICEMAX, INC., ET AL., Case No. 1:00CV2432 and the four related cases consolidated with the Fidel case (i.e., Case Nos. 1:00CV2558, 1:00CV2562, 1:00CV2606, and 1:00CV2720). The court thereby dismissed, in their entirety, these putative class action cases against the Company and certain of its officers and directors. Plaintiffs filed a motion requesting the court to reconsider its dismissal of these cases, which motion was denied by the court on July 26, 2002. On August 26, 2002, plaintiffs filed a notice of appeal of the court's July 26, 2002 order and the court's March 27, 2002 order. As previously disclosed, these lawsuits involve claims against the Company and certain of its officers and directors for violations of the federal securities laws for allegedly making false and misleading statements that served to artificially inflate the value of the Company's stock and/or relating to the Company's shareholder rights plan. There has been no change in the status of the remaining previously disclosed securities cases (i.e., CORRAO, MILLER 3, and the consolidated cases GREAT NECK CAPITAL APPRECIATION and CRANDON CAPITAL PARTNERS), which were stayed.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

A. The 2002 Annual Meeting of Shareholders of OfficeMax was held on May 21, 2002. Shareholders of record at the close of business on April 5, 2002, were entitled to vote at the Annual Meeting of Shareholders.

B. The following persons were nominated to serve, and were elected, as directors of the Company to serve a term of two years or until their successors are elected: Burnett Donoho, Lee Fisher, Michael Killeen, Ivan Winfield, and Jacqueline Woods. The voting results for each nominee were as follows:


                    Name                     For                   Withheld
                    ----                     ---                   --------

               Burnett Donoho            110,247,190              3,160,582
               Lee Fisher                110,209,234              3,198,538
               Michael Killeen           110,260,287              3,147,485
               Ivan Winfield             110,233,958              3,173,814
               Jacqueline Woods          110,231,094              3,176,678


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------



(a)   Exhibits:                  None

(b)   Reports on Form 8-K:       A Current Report on Form 8-K was filed on
                                 July 23, 2002 regarding the Company's
                                 dismissal of PricewaterhouseCoopers LLP as its independent accountants and the engagement of KPMG LLP as the Company's independent auditor for fiscal year 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OFFICEMAX, INC.

Date:  September 10, 2002             By: /s/ Michael F. Killeen
                                          -----------------------
                                              Michael F. Killeen
                                              Senior Executive Vice President,
                                              Chief Financial Officer




I, Michael Feuer, certify that:


1. I have reviewed this quarterly report on Form 10-Q of OfficeMax, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:    September 10, 2002

                                /s/ Michael Feuer
                                -----------------
                                  Michael Feuer
                      Chairman and Chief Executive Officer


I, Michael F. Killeen, certify that:


1. I have reviewed this quarterly report on Form 10-Q of OfficeMax, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:    September 10, 2002

                             /s/ Michael F. Killeen
                             ----------------------
                               Michael F. Killeen
                             Chief Financial Officer