Form 10-Q/A
period 2002-07-27
OFFICEMAX INC /OH/
filed 2002-09-13
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - Q/A
                                 AMENDMENT NO. 1

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



                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                    Shares outstanding as of
           Title of each class                         September 9, 2002
           -------------------                         -----------------

     Common Shares, without par value                     124,046,169

                            Explanation of Amendment
                            ------------------------


         OfficeMax, Inc. (the "Company") is filing this Form 10-Q/A ("Form 10-Q/A") as Amendment No. 1 to the Company's quarterly report on Form 10-Q for the quarter ended July 27, 2002 that was filed with the Securities and Exchange Commission on September 10, 2002 ("Form 10-Q") for the purpose of correcting the number of outstanding Common Shares, without par value, of the Company on the cover page of the Form 10-Q from 113,118,284 Common Shares outstanding as of September 9, 2002 to 124,046,169 Common Shares outstanding as of September 9, 2002. The cover page of this Form 10-Q/A contains the correct Common Share information as of September 9, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


September 13, 2002                        By:  /s/ Michael F. Killeen
                                             -----------------------------------
                                             Michael F. Killeen
                                             Senior Executive Vice President,
                                             Chief Financial Officer