Form 10-Q
period 2002-10-26
OFFICEMAX INC /OH/
filed 2002-12-10
CIK 929428

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

    (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 26, 2002

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



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                      Shares outstanding as of
               Title of each class                        December 6, 2002
               -------------------                        ----------------

           Common Shares, without par value                  124,112,909

                                 OFFICEMAX, INC.

                                      INDEX





 Part I - Financial Information                                            Page
 ------------------------------                                            ----

   Item 1.      Financial Statements                                         3

   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         15

   Item 3.      Quantitative and Qualitative Disclosures About
                Market Risk                                                 25

   Item 4.      Controls and Procedures                                     25

 Part II - Other Information
 ---------------------------

   Item 1.      Legal Proceedings                                           26

   Item 6.      Exhibits and Reports on Form 8-K                            26


 Signatures                                                                 26

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                      OCTOBER 26,          JANUARY 26,
                                                                          2002                2002
                                                                   -----------------    ----------------
                                                                      (Unaudited)

 ASSETS
 Current Assets:
  Cash and equivalents                                             $       60,036       $       76,751
  Accounts receivable, net of allowances
    of $924 and $974, respectively                                         86,557               87,511
  Merchandise inventories                                                 977,916              884,827
  Other current assets                                                     47,346               43,834
                                                                   --------------       --------------
      Total current assets                                              1,171,855            1,092,923
Property and Equipment:
  Buildings and land                                                       35,933               35,725
  Leasehold improvements                                                  180,873              185,998
  Furniture, fixtures and equipment                                       639,031              616,768
                                                                   --------------       --------------
  Total property and equipment                                            855,837              838,491
  Less: Accumulated depreciation                                         (544,023)            (479,204)
                                                                   --------------       --------------
     Property and equipment, net                                          311,814              359,287
Other assets and deferred charges                                          11,594                8,799
Trademarks                                                                  3,579                3,503
Goodwill, net of accumulated amortization of $89,757                      290,495              290,495
                                                                   --------------       --------------
                                                                   $    1,789,337       $    1,755,007
                                                                   ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                                         $      481,423       $      495,505
  Accrued expenses and other liabilities                                  174,458              196,297
  Accrued salaries and related expenses                                    57,435               50,705
  Taxes other than income taxes                                            75,692               68,509
  Credit facility                                                          39,000               20,000
  Redeemable preferred shares - Series B                                   21,750               21,750
  Mortgage loan, current portion                                              127                  122
                                                                   --------------       --------------
      Total current liabilities                                           849,885              852,888
Mortgage loan                                                               1,426                1,530
Other long-term liabilities                                               166,245              175,456
                                                                   --------------       --------------
      Total liabilities                                                 1,017,556            1,029,874

Commitments and contingencies                                                --                   --
Minority interest                                                          18,637               19,184

Shareholders' Equity:
  Common stock, without par value; 200,000,000 shares
   authorized; 134,773,097 and 134,284,054 shares issued
   and outstanding, respectively                                          888,046              895,466
  Deferred stock compensation                                                 (64)                 (29)
  Cumulative translation adjustment                                        (2,399)                 616
  Retained deficit                                                        (40,921)             (87,589)
  Less:  Treasury stock, at cost                                          (91,518)            (102,515)
                                                                   --------------       --------------
      Total shareholders' equity                                          753,144              705,949
                                                                   --------------       --------------
                                                                   $    1,789,337       $    1,755,007
                                                                   ==============       ==============



The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                OFFICEMAX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                       13 WEEKS ENDED                         39 WEEKS ENDED
                                            ---------------------------------        ----------------------------------
                                              OCTOBER 26,        OCTOBER 27,          OCTOBER 26,          OCTOBER 27,
                                                 2002               2001                 2002                 2001
                                            -------------       -------------        -------------        -------------

Sales                                       $   1,258,361       $   1,188,847        $   3,447,634        $   3,361,577
Cost of merchandise sold, including
   buying and occupancy costs                     940,697             906,129            2,583,659            2,544,982
                                            -------------       -------------        -------------        -------------

Gross profit                                      317,664             282,718              863,975              816,595

Store operating and selling expenses              265,840             280,314              763,834              784,382
General and administrative expenses                32,859              36,018              102,041              111,002
Pre-opening expenses                                  123                 390                  652                2,685
Goodwill amortization                                --                 2,464                 --                  7,391
Asset impairment                                     --                  --                  1,777                 --
                                            -------------       -------------        -------------        -------------
Total operating expenses                          298,822             319,186              868,304              905,460

Operating income (loss)                            18,842             (36,468)              (4,329)             (88,865)

Interest expense, net                               1,280               2,766                4,746               12,923
Other (income) expense, net                          --                   (25)                --                     61
                                            -------------       -------------        -------------        -------------

Income (loss) before income taxes                  17,562             (39,209)              (9,075)            (101,849)
Income tax benefit                                   --                14,714               57,500               37,832
Minority interest                                   1,050               1,285                1,757                2,344
                                            -------------       -------------        -------------        -------------

Net income (loss)                           $      16,512       $     (25,780)       $      46,668        $     (66,361)
                                            =============       =============        =============        =============

INCOME (LOSS) PER COMMON SHARE:
   Basic                                    $        0.13       $       (0.23)       $        0.38        $       (0.60)
                                            =============       =============        =============        =============
   Diluted                                  $        0.13       $       (0.23)       $        0.37        $       (0.60)
                                            =============       =============        =============        =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
   Basic                                      124,011,459         113,218,671          123,722,642          113,161,739
                                            =============       =============        =============        =============
   Diluted                                    124,789,814         113,218,671          124,867,491          113,161,739
                                            =============       =============        =============        =============






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    39 WEEKS ENDED
                                                                       ---------------------------------------
                                                                         OCTOBER 26,              OCTOBER 27,
                                                                             2002                    2001
                                                                       --------------           --------------
 CASH PROVIDED BY (USED FOR):
 OPERATIONS
   Net income (loss)                                                   $       46,668           $      (66,361)
   Adjustments to reconcile net income (loss)
    to net cash from operating activities:
     Depreciation and amortization                                             67,308                   76,926
     Asset impairment                                                           1,777                     --
     Deferred income taxes                                                       --                     12,226
     Other, net                                                                (1,145)                   9,669
   Changes in current assets and current liabilities:
     (Increase) decrease in inventories                                       (95,971)                 166,733
     Decrease in accounts payable                                             (10,271)                 (84,677)
     Decrease in accounts receivable                                           11,337                   26,358
     Increase in accrued liabilities                                           12,672                    8,822
     Decrease in store closing reserve                                        (18,267)                 (21,273)
     Receivable for income tax refund                                          (4,548)                    --
     Other, net                                                               (11,117)                 (44,993)
                                                                       --------------           --------------
       Net cash (used for) provided by operations                              (1,557)                  83,430
                                                                       --------------           --------------

INVESTING
     Capital expenditures                                                     (33,007)                 (32,461)
     Other, net                                                                (2,905)                  (1,551)
                                                                       --------------           --------------
       Net cash (used for) investing                                          (35,912)                 (34,012)
                                                                       --------------           --------------

FINANCING
     Increase (decrease) in revolving credit facilities                        19,000                  (79,600)
     Payments of mortgage principal                                               (99)                     (94)
     Increase (decrease) in overdraft balances                                     10                  (41,067)
     (Increase) decrease in advanced payments for leased                         (190)                   2,050
     facilities
     Proceeds from the issuance of common stock, net                            3,578                      570
     Other, net                                                                  (812)                   1,054
                                                                       --------------           --------------
       Net cash provided by (used for) financing                               21,487                 (117,087)
                                                                       --------------           --------------

Effect of exchange rate changes on cash and equivalents                          (733)                   2,801
                                                                       --------------           --------------
Net decrease in cash and equivalents                                          (16,715)                 (64,868)
Cash and equivalents, beginning of the period                                  76,751                  127,337
                                                                       --------------           --------------
Cash and equivalents, end of the period                                $       60,036           $       62,469
                                                                       ==============           ==============

SUPPLEMENTAL INFORMATION

Interest paid on debt                                                  $        2,316           $       13,650
                                                                       ==============           ==============

Taxes paid on income (excluding tax refunds)                           $          267           $        1,070
                                                                       ==============           ==============



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)



                                                           Deferred       Cumulative
                                             Common          Stock        Translation   Retained      Treasury
                                             Shares      Compensation     Adjustment     Deficit        Stock         Total
                                           -----------   -------------   -----------   -----------   -----------   -----------

BALANCE AT JANUARY 26, 2002                $   895,466   $       (29)  $       616   $   (87,589)  $  (102,515)  $   705,949

Comprehensive income:
   Net income                                     --            --            --          46,668          --          46,668
   Cumulative translation adjustment              --            --          (3,015)         --            --          (3,015)
                                                                                                                 -----------
Total comprehensive income                                                                                            43,653

Issuance of common shares
  under director plan                             (212)         (206)         --            --             447            29

Exercise of stock options
  (including tax benefit)                       (6,707)         --            --            --           9,571         2,864

Sale of shares under employee
  share purchase plan
  (including tax benefit)                         (501)         --            --            --             979           478

Amortization of deferred
  compensation                                    --             171          --            --            --             171
                                           -----------   -----------   -----------   -----------   -----------   -----------

BALANCE AT OCTOBER 26, 2002                $   888,046   $       (64)  $    (2,399)  $   (40,921)  $   (91,518)  $   753,144
                                           ===========   ===========   ===========   ===========   ===========   ===========









The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE 13 AND 39 WEEKS ENDED
                      OCTOBER 26, 2002 AND OCTOBER 27, 2001



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

2. The Company's consolidated financial statements for the 13 and 39 weeks ended October 26, 2002 and October 27, 2001 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 26, 2002 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 17, 2002 and as updated below in "Note 5 of Notes to Consolidated Financial Statements." Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal year 2002 ends on January 25, 2003 and includes 52 weeks. Fiscal year 2001 ended on January 26, 2002 and included 52 weeks.

4. At October 26, 2002, OfficeMax operated a chain of 970 superstores in 49 states, Puerto Rico and the U.S. Virgin Islands and a subsidiary in Mexico. In addition to offering office products, business machines and related items, OfficeMax superstores also feature CopyMax and FurnitureMax, in-store modules devoted exclusively to print-for-pay services and office furniture. Additionally, the Company reaches customers with an offering of over 30,000 items through its eCommerce site, OfficeMax.com, its direct-mail catalogs and its outside sales force. The Company's domestic operations, including its retail stores, OfficeMax.com, its direct mail catalogs and its outside sales force are serviced by its three PowerMax inventory distribution facilities, 18 delivery centers and two national call/customer contact centers.

5. The following is an update of certain significant accounting policies of the Company.

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

       Goodwill

     Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. Through the end of fiscal year 2001, the Company amortized its goodwill over 10 to 40 years using the straight-line method. As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142"), that was effective for the Company as of the beginning of fiscal year 2002, goodwill and intangible assets with an indefinite useful life may no longer be amortized, but are tested for impairment at least annually. Accordingly, the Company no longer amortizes its goodwill and is required to complete the impairment test at least annually. The Company completed the initial impairment test during the second quarter of fiscal year 2002 and concluded that the fair value of both of the Company's reporting units (Domestic and International) exceeded the carrying value as of January 27, 2002. Therefore, no impairment existed at that date. The Company intends to complete the annual impairment test during the fourth quarter of fiscal year 2002. See "Note 11 of Notes to Consolidated Financial Statements" below for more information regarding FAS 142.

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

       Vendor Income Recognition

     The Company participates in various cooperative advertising and other vendor marketing programs with its vendors. Consideration received from vendors for cooperative advertising programs is recognized as a reduction of advertising expense in the period in which the related expense is incurred. Consideration received from vendors for other vendor marketing programs is recognized as a reduction of cost of merchandise sold, unless the consideration represents a reimbursement of a specific cost incurred by the Company, in which case the consideration is recognized as a reduction of the related expense. The Company also participates in various volume purchase rebate programs with its vendors. These programs typically have a one-year term and offer increasing tiered rebates based on the Company achieving certain purchase levels. The Company recognizes consideration received from vendors for volume purchase rebate programs as a reduction of cost of merchandise sold as the related inventory is sold. For tiered volume purchase rebate programs, the Company recognizes the rebates based on expected purchases during the rebate program period. The Company calculates expected purchases during the rebate program period based on its replenishment model which utilizes a product and store specific algorithm that incorporates recent sales trends, upcoming promotional events and other relevant data to project sales and the related replenishment requirements. The Company revises its purchase expectations at least quarterly throughout the rebate program period. See "Note 12 of Notes to Consolidated Financial Statements" and "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Recently Issued Accounting Pronouncements" for additional information regarding EITF Issue 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor" which is effective for new arrangements initiated after November 21, 2002 and for fiscal periods beginning after December 15, 2002.

     Also see the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 26, 2002 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13880) on April 17, 2002 for a description of the Company's other significant accounting policies and "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Significant Accounting Policies" for further information regarding certain of the Company's other significant accounting policies.

6.   The components of the Company's comprehensive income (loss) are as follows:
     (In thousands)

                                                                    13 WEEKS ENDED                   39 WEEKS ENDED
                                                          -------------------------------   ------------------------------
                                                             OCTOBER 26,     OCTOBER 27,     OCTOBER 26,     OCTOBER 27,
                                                                 2002           2001             2002            2001
--------------------------------------------------------------------------------------------------------------------------

                    Net income (loss)                      $      16,512   $     (25,780)   $      46,668   $     (66,361)
                    Other comprehensive income (loss):
                        Cumulative translation adjustment         (2,898)            500           (3,015)            845
                                                           -------------   -------------    -------------   -------------

                    Comprehensive income (loss)            $      13,614   $     (25,280)   $      43,653   $     (65,516)
                                                           =============   =============    =============   =============

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
     (Dollars in thousands, except per share data)


                                                                  13 WEEKS ENDED                       39 WEEKS ENDED
                                                         -------------------------------    --------------------------------
                                                             OCTOBER 26,     OCTOBER 27,      OCTOBER 26,       OCTOBER 27,
                                                                2002            2001             2002              2001
----------------------------------------------------------------------------------------------------------------------------

          Net income (loss)                                $      16,512   $     (25,780)   $      46,668   $     (66,361)
          Preferred stock accretion                                 --              --               --            (1,546)
                                                           -------------   -------------    -------------   -------------
          Net income (loss) available
              to common shareholders                       $      16,512   $     (25,780)   $      46,668   $     (67,907)
                                                           =============   =============    =============   =============

          Weighted average number of
              common shares outstanding                      124,011,459     113,218,671      123,722,642     113,161,739

          Effect of dilutive securities:
              Stock options                                      727,148            --          1,093,642            --
              Restricted stock units                              51,207            --             51,207            --
                                                           -------------   -------------    -------------   -------------

          Weighted average number of
              common shares outstanding
              and assumed conversions                        124,789,814     113,218,671      124,867,491     113,161,739
                                                           =============   =============    =============   =============

          Income (loss) per common share-Basic             $        0.13   $       (0.23)   $        0.38   $       (0.60)
                                                           =============   =============    =============   =============

          Income (loss) per common share-Diluted           $        0.13   $       (0.23)   $        0.37   $       (0.60)
                                                           =============   =============    =============   =============


     Options to purchase 12,908,071 and 12,710,824 common shares were excluded from the calculation of diluted earnings per common share for the 13 and 39 weeks ended October 26, 2002, respectively, because the exercise prices of these options were greater than the average market price. The weighted average exercise price of these options was $8.66 and $8.72, respectively.

     Options to purchase 14,324,664 common shares at a weighted average exercise price of $7.91 and 83,521 restricted stock units were excluded from the calculation of diluted earnings per common share for the 13 and 39 weeks ended October 27, 2001, because their effect would have been anti-dilutive due to the net loss recognized in those periods.

8. The Company has two business segments: Domestic and International. The Company's operations in the United States, Puerto Rico and the U.S. Virgin Islands comprise its retail stores, eCommerce operations, catalog business and outside sales groups, all of which are included in the Domestic segment. The operations of the Company's majority owned subsidiary in Mexico, OfficeMax de Mexico, are included in the International segment.

     The following table summarizes the results of operations for the Company's business segments for the 13 weeks ended October 26, 2002 and October 27, 2001:

    (In thousands)


                                                       TOTAL
          13 WEEKS ENDED OCTOBER 26, 2002             COMPANY              DOMESTIC       INTERNATIONAL
          ----------------------------------------------------------------------------------------------

          Sales                                       $  1,258,361       $  1,215,998       $     42,363
          Cost of merchandise sold, including
              buying and occupancy costs                   940,697            908,636             32,061
                                                      ------------       ------------       ------------
          Gross profit                                     317,664            307,362             10,302
          Operating income                                  18,842             16,835              2,007
          Interest expense (income), net                     1,280              1,416               (136)
          Minority interest                                  1,050               --                1,050
                                                      ------------       ------------       ------------
          Net income                                  $     16,512       $     15,419       $      1,093
                                                      ============       ============       ============





          13 WEEKS ENDED OCTOBER 27, 2001
          ----------------------------------------------------------------------------------------------

          Sales                                       $  1,188,847       $  1,152,099       $     36,748
          Cost of merchandise sold, including
              buying and occupancy costs                   906,129            878,822             27,307
                                                      ------------       ------------       ------------
          Gross profit                                     282,718            273,277              9,441
          Operating income (loss)                          (36,468)           (38,971)             2,503
          Interest expense (income), net                     2,766              2,770                 (4)
          Other (income), net                                  (25)               (25)              --
          Income tax benefit                                14,714             14,714               --
          Minority interest                                  1,285               --                1,285
                                                      ------------       ------------       ------------
          Net income (loss)                           $    (25,780)      $    (27,002)      $      1,222
                                                      ============       ============       ============

     The following table summarizes the results of operations for the Company's business segments for the 39 weeks ended October 26, 2002 and October 27, 2001:

     (In thousands)


                                                       TOTAL
          39 WEEKS ENDED OCTOBER 26, 2002             COMPANY            DOMESTIC        INTERNATIONAL
          -----------------------------------------------------------------------------------------------

          Sales                                     $  3,447,634       $  3,331,039       $    116,595
          Cost of merchandise sold, including
              buying and occupancy costs               2,583,659          2,494,092             89,567
                                                    ------------       ------------       ------------
          Gross profit                                   863,975            836,947             27,028
          Operating income (loss)                         (4,329)            (7,470)             3,141
          Interest expense (income), net                   4,746              5,190               (444)
          Income tax benefit                              57,500             57,500              --
          Minority interest                                1,757               --                1,757
                                                    ------------       ------------       ------------
          Net income                                $     46,668       $     44,840       $      1,828
                                                    ============       ============       ============

          39 WEEKS ENDED OCTOBER 27, 2001
          -----------------------------------------------------------------------------------------------

          Sales                                     $  3,361,577       $  3,261,225       $    100,352
          Cost of merchandise sold, including
              buying and occupancy costs               2,544,982          2,471,216             73,766
                                                    ------------       ------------       ------------
          Gross profit                                   816,595            790,009             26,586
          Operating income (loss)                        (88,865)           (92,611)             3,746
          Interest expense (income), net                  12,923             13,612               (689)
          Other expense, net                                  61                 61               --
          Income tax benefit                              37,832             37,832               --
          Minority interest                                2,344               --                2,344
                                                    ------------       ------------       ------------
          Net income (loss)                         $    (66,361)      $    (68,452)      $      2,091
                                                    ============       ============       ============




     The total assets of the International segment were approximately $78,100,000 and $76,239,000 as of October 26, 2002 and January 26, 2002,
     respectively. The total assets of the International segment included long-lived assets, primarily fixed assets, of approximately $24,010,000 and $26,405,000 as of October 26, 2002 and January 26, 2002, respectively. Included in the total assets of the International segment was goodwill, net of accumulated amortization, of $3,699,000 as of October 26, 2002 and January 26, 2002. Depreciation expense for the International segment was approximately $791,000 and $2,490,000 for the 13 and 39 weeks ended October 26, 2002, respectively, and $255,000 and $1,743,000 for the 13 and 39 weeks ended October 27, 2001, respectively.

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

     A reconciliation of major components of the Company's store closing reserve is as follows:
     (In thousands)

                                                       BALANCE                                 BALANCE
                                                      JANUARY 26,          PAYMENT /          OCTOBER 26,
                                                          2002              USAGE                2002
     ====================================================================================================

          Lease disposition                          $    122,304       $     14,683       $    107,621

          Other closing costs, including severance          7,218              3,585              3,633
                                                     ------------       ------------       ------------

            Total                                    $    129,522       $     18,268       $    111,254
                                                     ============       ============       ============

     As of October 26, 2002 and January 26, 2002, $88,174,000 and $98,035,000 of
     the store closing reserve, respectively, was included in other long-term liabilities. Lease disposition cost included in the reserve for store closing costs includes the aggregate rent expense for the closed stores net of expected future sublease income of $100,838,000 and $101,389,000 as of October 26, 2002 and January 26, 2002, respectively.

10. In the fourth quarter of fiscal year 2001, the Company recorded a $170,616,000 charge to establish a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. Although management believes the Company's results for those periods were heavily affected by deliberate and planned infrastructure improvements, including its PowerMax distribution network and state-of-the-art SAP computer system, as well as an aggressive store closing program, the Company's cumulative loss in the most recent three-year period represented negative evidence sufficient to require a full valuation allowance under the provisions of FAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of some portion or the remainder of the allowance. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

     On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period for net operating losses incurred during the Company's taxable years ended in 2001 and 2000 to five years from two years. During the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit of $57,500,000 due to the extension of the carryback period. As of October 26, 2002, the valuation allowance was approximately $117,507,000, which represents a full valuation allowance of the Company's net deferred tax assets, including those related to its net operating loss carryforwards. The Company has received refunds for substantially all of the additional net operating loss carryback resulting from the extension of the carryback period. The Company expects to receive the remainder of the refund for the additional net operating loss carryback during the fourth quarter of fiscal year 2002. As of October 26, 2002, a receivable for the remaining $4,548,000 of the income tax refund was included in other current assets.

11. In July 2001, the Financial Accounting Standards Board (the "FASB") issued FAS 142 which addresses the accounting for goodwill and other intangible assets. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. FAS 142 specifies that, among other things, goodwill and intangible assets with an indefinite useful life may no longer be amortized. The standard requires goodwill and intangible assets with an indefinite useful life to be periodically tested for impairment using the two-step test specified in the standard and written down to fair value if considered impaired. Intangible assets with estimated useful lives will continue to be amortized over those periods.

     FAS 142 is effective for the Company for fiscal year 2002. Accordingly, the Company no longer amortizes its goodwill and was required to complete the first step of the two-step test for impairment prior to the end of its second fiscal quarter on July 27, 2002. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. The Company engaged a financial advisory firm to prepare certain analyses regarding the fair value of the Company's reporting units (Domestic and International) and to perform the first step of the impairment test. In developing its analyses, the financial advisory firm reviewed plans prepared by management, interviewed senior managers of the Company and performed independent research. Based on a review of the analyses prepared by the financial advisory firm and its own reviews, management concluded that the fair value of both of the Company's reporting units exceeded the carrying value as of January 27, 2002. Therefore, no impairment existed at that date. Because both of the Company's reporting units satisfied the requirements of the first step of the impairment test, the second step of the impairment test was not necessary. The Company will be required to complete the impairment test annually and intends to complete the annual impairment test during the fourth quarter of fiscal year 2002.

     The following table presents the transitional disclosures required by FAS 142:
      (In thousands, except per share data)

                                                              13 WEEKS ENDED                  39 WEEKS ENDED
                                                      -----------------------------    -----------------------------
                                                       OCTOBER 26,     OCTOBER 27,      OCTOBER 26,    OCTOBER 27,
                                                           2002            2001             2002          2001
          ----------------------------------------------------------------------------------------------------------

          Reported net income (loss)                  $      16,512   $     (25,780)   $      46,668   $     (66,361)
          Add back: Amortization of goodwill                   --             2,464             --             7,391
                                                      -------------   -------------    -------------   -------------

          Adjusted net income (loss)                  $      16,512   $     (23,316)   $      46,668   $     (58,970)
                                                      =============   =============    =============   =============

          BASIC EARNINGS PER COMMON SHARE:
          Reported net income (loss)                  $        0.13   $       (0.23)   $        0.38   $       (0.60)
          Add back: Amortization of goodwill                   --              0.02             --              0.07
                                                      -------------   -------------    -------------   -------------

          Adjusted net income (loss)                  $        0.13   $       (0.21)   $        0.38   $       (0.53)
                                                      =============   =============    =============   =============

          DILUTED EARNINGS PER COMMON SHARE:
          Reported net income (loss)                  $        0.13   $       (0.23)   $        0.37   $       (0.60)
          Add back: Amortization of goodwill                   --              0.02             --              0.07
                                                      -------------   -------------    -------------   -------------

          Adjusted net income (loss)                  $        0.13   $       (0.21)   $        0.37   $       (0.53)
                                                      =============   =============    =============   =============




12. In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 requires that a liability for an asset retirement obligation be recognized when incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. FAS 143 is effective for fiscal years beginning after June 15, 2002. Adoption of FAS 143 is not expected to have a material impact on the Company's financial position or its results of operations.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). FAS 146 requires that a liability be recognized for those costs only when the liability is incurred. In contrast, under Issue 94-3, a company was required to recognize a liability for an exit cost when it committed to an exit plan. FAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. As a result of the fair value provisions of FAS 146, a liability for lease termination costs would be recorded at present value and any changes in the liability due to the passage of time would be recognized as an increase in the liability and as accretion expense. In contrast, under existing accounting pronouncements a liability for lease termination costs is recorded for an amount equal to the undiscounted total of all remaining lease payments. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the financial statement impact, if any, of the adoption of this new standard.

     In November 2002, the FASB Emerging Issues Task Force issued EITF Issue 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor," ("Issue 02-16"). Issue 02-16 addresses the classification in a reseller's financial statements of cash consideration received from a vendor ("Issue 1") and the timing of recognition by a reseller of a rebate or refund from a vendor that is contingent upon achieving a specific cumulative level of purchases or remaining a customer for a specified time period ("Issue 2"). Issue 1 is effective for fiscal periods beginning after December 15, 2002. Issue 2 is effective for all new arrangements initiated after November 21, 2002. The Company is currently assessing the financial statement impact, if any, of the adoption of Issue 02-16.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS


Consolidated sales for the 13 and 39 weeks ended October 26, 2002 increased approximately 5.8% to $1,258,361,000 and 2.6% to $3,447,634,000, respectively, from $1,188,847,000 and $3,361,577,000, respectively, for the like prior year periods. Prior year sales included revenues from the 29 stores that were closed as of the first day of the current fiscal year. The increase in current year sales was primarily the result of comparable-store sales increases of approximately 7.7% and 3.5% during the 13 and 39 weeks ended October 26, 2002, respectively, and new store openings. The third quarter of fiscal year 2002 marked the fourth consecutive quarter of sequential quarter-over-quarter improvement in comparable-store sales. The comparable-store sales gains were driven by both increased customer counts and higher average revenue per customer transaction. During the 13 weeks ended October 26, 2002, the number of customer transactions at stores opened more than one year, as well as the average revenue per customer transaction, increased approximately 4% over the comparable prior year period primarily as a result of the Company's new merchandising and marketing initiatives, improved inventory in-stock position and better in-store execution.

Cost of merchandise sold, including buying and occupancy costs, was $940,697,000 and $2,583,659,000 for the 13 and 39 weeks ended October 26, 2002, respectively, and $906,129,000 and $2,544,982,000 for the 13 and 39 weeks ended October 27,
2001, respectively. Cost of merchandise sold, including buying and occupancy costs, decreased as a percentage of sales to 74.8% for the 13 weeks ended October 26, 2002 from 76.2% for the comparable period last year. Correspondingly, gross margin increased approximately 1.4% of sales from the comparable prior year period to 25.2% of sales for the 13 weeks ended October 26, 2002. For the 39 weeks ended October 26, 2002, cost of merchandise sold, including buying and occupancy costs, decreased as a percentage of sales to 74.9% from 75.7% for the comparable period last year. Correspondingly, gross margin increased approximately 0.8% of sales from the comparable prior year period to 25.1% of sales for the 39 weeks ended October 26, 2002. The increase in gross margin as a percentage of sales during the 13 and 39 weeks ended October 26, 2002 was due primarily to improved leverage of certain fixed occupancy costs included in cost of merchandise sold and the continued realization of efficiencies in the Company's PowerMax supply-chain network.

Store operating and selling expenses, which consist primarily of store payroll and operating and advertising expenses, decreased approximately $14,474,000 to $265,840,000 for the 13 weeks ended October 26, 2002 from $280,314,000 for the 13 weeks ended October 27, 2001. For the 39 weeks ended October 26, 2002, store operating and selling expenses decreased approximately $20,548,000 to $763,834,000 from $784,382,000 for the 39 weeks ended October 27, 2001. As a percentage of sales, store operating and selling expenses decreased to 21.1% and 22.2% for the 13 and 39 weeks ended October 26, 2002, respectively, from 23.6% and 23.3% for the comparable periods last year. The decrease in store operating and selling expenses as a percentage of sales was primarily due to the closing of 29 underperforming superstores as of the first day of the current fiscal year and improved leverage of store-level payroll, including incremental costs associated with in-store initiatives, and certain fixed costs included in store operating and selling expenses such as equipment lease expense. Also, during the third quarter of fiscal year 2001, the Company recorded a $10,000,000 reserve for legal matters which increased store operating and selling expenses by approximately 0.8% and 0.3% of sales during the 13 and 39 weeks ended October 27, 2001, respectively. The reserve was recorded to provide for the settlement of a class action lawsuit in California regarding overtime wages and the classification of exempt employees, as well as other legal matters.

General and administrative expenses decreased to $32,859,000, or 2.6% of sales, and $102,041,000, or 3.0% of sales, for the 13 and 39 weeks ended October 26, 2002, respectively, from $36,018,000, or 3.0% of sales, and $111,002,000, or
3.3% of sales, for the 13 and 39 weeks ended October 27, 2001, respectively. The decrease in general and administrative expenses was primarily due to the Company's continued expense control programs and efficiency gains from the Company's information technology initiatives as well as the elimination of costs incurred during the prior year for consulting services supporting various business initiatives.

Pre-opening expenses were $123,000 and $652,000 for the 13 and 39 weeks ended October 26, 2002, respectively, and $390,000 and $2,685,000 for the comparable periods last year. Pre-opening expenses, which consist primarily of store payroll, supplies and grand opening advertising, are expensed as incurred. During the third quarter of the current fiscal year, the Company opened two new superstores in Mexico. During the third quarter of last year, the Company opened four new domestic superstores and one new superstore in Mexico. The Company opened five new domestic superstores and three new superstores in Mexico during the first 39 weeks of the current fiscal year. During the first 39 weeks of fiscal year 2001, the Company opened 16 new domestic superstores, completed the expansion of its PowerMax distribution facility in Las Vegas and opened three new superstores in Mexico.

In accordance with the provisions of FAS 142, that was effective for the Company as of the beginning of fiscal year 2002, goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually. Accordingly, no amortization was recorded for the 13 and 39 weeks ended October 26, 2002. Goodwill amortization was $2,464,000 and $7,391,000 for the 13 and 39 weeks ended October 27, 2001. Prior to fiscal year 2002, goodwill was capitalized and amortized over 10 to 40 years using the straight-line method. See "Note 11 of Notes to Consolidated Financial Statements" above for more information regarding FAS 142.

As a result of the foregoing factors, operating income for the 13 weeks ended October 26, 2002 was $18,842,000, or 1.5% of sales. The Company incurred an operating loss of $4,329,000 for the 39 weeks ended October 26, 2002. The Company incurred operating losses of $36,468,000 and $88,865,000 for the comparable periods last year.

Interest expense, net, was $1,280,000 and $4,746,000 for the 13 and 39 weeks ended October 26, 2002, respectively, as compared to $2,766,000 and $12,923,000 for the comparable periods last year. The decrease in interest expense was primarily due to lower average outstanding borrowings during the first 39 weeks of the current fiscal year as compared to the same period last year and lower interest rates on the Company's outstanding borrowings.

The Company had pre-tax income, net of minority interest, of $16,512,000, or 1.3% of sales, for the 13 weeks ended October 26, 2002 and a pre-tax loss, net of minority interest, of $10,832,000, or (0.3%) of sales, for the 39 weeks ended October 26, 2002 compared to pre-tax losses, net of minority interest, of $40,494,000 and $104,193,000 for the comparable periods last year.

In accordance with the provisions of FAS 109, the Company recorded a charge to establish a valuation allowance for its net deferred tax assets,including amounts related to its net operating loss carryforwards in the fourth quarter of fiscal year 2001. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of some portion or the remainder of the allowance. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. See "Note 10 of Notes to Consolidated
Financial Statements" above for more information regarding the charge and the valuation allowance.

On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period to five years from two years for net operating losses incurred during the Company's taxable years ended in 2001 and 2000. During the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit of $57,500,000 due to the extension of the carryback period. See "Note 10 of Notes to Consolidated Financial Statements" above for more information regarding the income tax benefit recognized during the first nine months of fiscal year 2002.

As a result of the foregoing factors, the Company had net income of $16,512,000 and $46,668,000 for the 13 and 39 weeks ended October 26, 2002, respectively, compared to net losses of $25,780,000 and $66,361,000 for the comparable periods last year.

BUSINESS SEGMENTS
   Domestic Segment

Sales for the Domestic segment increased to $1,215,998,000 and $3,331,039,000 for the 13 and 39 weeks ended October 26, 2002, respectively, from $1,152,099,000 and $3,261,225,000 for the like periods last year. The increase in sales for the Domestic segment during the 13 and 39 weeks ended October 26, 2002 was primarily due to an increase in comparable-store sales and the sales from six new domestic superstores opened since the end of the third quarter of fiscal year 2001. Comparable-store sales for the Domestic segment increased approximately 7.9% and 3.6% for the 13 and 39 weeks ended October 26, 2002,respectively. The increase in comparable-store sales was driven by increased customer counts and higher average revenue per customer transaction primarily as a result of the Company's new merchandising and marketing initiatives, improved inventory in-stock position and better in-store execution.

Gross profit for the Domestic segment was $307,362,000, or 25.3% of sales, and $836,947,000, or 25.1% of sales, for the 13 and 39 weeks ended October 26, 2002, respectively, compared to $273,277,000, or 23.7% of sales, and $790,009,000, or 24.2% of sales, for the 13 and 39 weeks ended October 27, 2001, respectively. The increases in gross margin as a percentage of sales during the 13 and 39 weeks ended October 26, 2002 was primarily due to improved leverage of certain fixed occupancy costs included in cost of merchandise sold and the continued realization of efficiencies in the Company's PowerMax supply-chain network.

In accordance with the provisions of FAS 142, no amortization was recorded for the 13 and 39 weeks ended October 26, 2002. Goodwill amortization was $2,348,000 and $7,042,000 for the Domestic segment in the comparable periods last year. See "Note 11 of Notes to Consolidated Financial Statements" above for more information regarding FAS 142.

The Domestic segment had operating income of $16,835,000, or 1.4% of sales, for the 13 weeks ended October 26, 2002 and incurred an operating loss of $7,470,000 for the 39 weeks ended October 26, 2002, compared to operating losses of $38,971,000 and $92,611,000 for the comparable periods last year. The year-over-year improvement in the Domestic segment's operating results was primarily due to the increase in gross profit as a percentage of sales and improved leverage of store operating and selling expenses and general and administrative expenses. Also, during the third quarter of the prior fiscal year, the Domestic segment recorded a reserve to provide for the settlement of a class action lawsuit in California regarding overtime wages and the classification of exempt employees, as well as other legal matters which increased the operating losses incurred during the 13 and 39 weeks ended October 27, 2001 by approximately $10,000,000.

The Domestic segment had pre-tax income of $15,419,000, or 1.3% of sales, for the 13 weeks ended October 26, 2002 and incurred a pre-tax loss of $12,660,000, or (0.4%) of sales, for the 39 weeks ended October 26, 2002, compared to pre-tax losses of $41,716,000 and $106,284,000 for the comparable periods last year.

As described above, during the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance for its net deferred tax assets and net operating loss carryforwards recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit of $57,500,000 due to the extension of the carryback period. Other than the benefit for additional net operating loss carryback, the Domestic segment had no reported tax provision, net of valuation allowance adjustments. See "Note 10 of Notes to Consolidated Financial Statements" above for more information regarding the income tax benefit recognized during the first nine months of fiscal year 2002.

As a result of the foregoing factors, the Domestic segment had net income of $15,419,000 and $44,840,000 for the 13 and 39 weeks ended October 26, 2002, respectively, compared to net losses of $27,002,000 and $68,452,000 for the comparable periods last year.

   International Segment

Sales for the International segment increased to $42,363,000 and $116,595,000 for the 13 and 39 weeks ended October 26, 2002, respectively, from $36,748,000 and $100,352,000 for the comparable periods last year. The increase in sales was primarily due to comparable-store sales growth of 0.8% and 2.5% for the 13 and 39 weeks ended October 26, 2002, respectively, and the sales from five new superstores opened since the end of the third quarter of fiscal year 2001. Comparable-store sales for the International segment were impacted by the change in currency exchange rates during fiscal year 2002. In local currency, comparable-store sales increased approximately 6.7% and 3.5%, respectively, for the 13 and 39 weeks ended October 26, 2002. See "Item 3 Quantitative and Qualitative Disclosures About Market Risk" below for more information regarding foreign currency exchange risks.

Gross profit for the International segment was $10,302,000, or 24.3% of sales, and $27,028,000, or 23.2% of sales, for the 13 and 39 weeks ended October 26, 2002, respectively, compared to $9,441,000, or 25.7% of sales, and $26,586,000, or 26.5% of sales, for the comparable prior year periods. The decrease in gross profit as a percentage of sales was primarily due to an increase in the sale of technology and peripheral products which generate lower margins than sales of office supply products and furniture. Gross profit as a percentage of sales was also negatively impacted by the effect of currency exchange rate changes on the cost of products sourced from the United States.

In accordance with the provisions of FAS 142, no goodwill amortization was recorded for the 13 and 39 weeks ended October 26, 2002. Goodwill amortization was $116,000 and $349,000 for the International segment in the comparable periods last year. See "Note 11 of Notes to Consolidated Financial Statements" above for more information regarding FAS 142.

As a result of the foregoing factors, the International segment had operating income of $2,007,000, or 4.7% of sales, and $3,141,000, or 2.7% of sales, for the 13 and 39 weeks ended October 26, 2002, respectively, compared to operating income of $2,503,000, or 6.8% of sales, and $3,746,000, or 3.7% of sales, for the comparable periods last year. The decrease in year-to-date operating income as a percentage of sales was primarily due to the decrease in gross profit as a percentage of sales, partially offset by improved leverage of store operating and selling expenses.

Minority interest in the net income of the International segment was $1,050,000 and $1,757,000 for the 13 and 39 weeks ended October 26, 2002, respectively, compared to $1,285,000 and $2,344,000 for the 13 and 39 weeks ended October 27, 2001, respectively.

The International segment had net income of $1,093,000, or 2.6% of sales, and $1,828,000, or 1.6% of sales for the 13 and 39 weeks ended October 26, 2002, compared to net income of $1,222,000, or 3.3% of sales, and $2,091,000, or 2.1% of sales, for the comparable prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $1,557,000 of cash during the 39 weeks ended October 26, 2002, primarily for the purchase of inventory which increased $95,971,000, and the payment of accounts payable, which decreased $10,271,000, since the end of the prior fiscal year. The cash used for the purchase of inventory and the payment of accounts payable offset the Company's earnings before interest, taxes, depreciation and amortization of approximately $63,000,000. The increase in inventory was due to the seasonal build-up of inventory prior to the holiday selling season and accelerated purchases of imported merchandise to mitigate, in part, the effects of the West Coast Longshoremen's work stoppage. The decrease in accounts payable since the end of the prior fiscal year is also consistent with seasonal fluctuations in inventory turnover and the related decrease in accounts payable-to-inventory leverage. Year-over-year accounts payable-to-inventory leverage increased to 49.2% from 46.8%, and annualized inventory turns increased to 3.8 times per year from 3.3 times per year, primarily as a result of the Company's continued supply-chain management initiatives. Also, due to enhanced replenishment processes and a strong financial condition, the Company continued to achieve more favorable terms with its vendors, and in some instances the Company has elected to take special discounts and forego extended terms throughout fiscal year 2002. Inventory decreased $14,440,000 in total, or 5% on a per-store basis, compared to the third quarter of the prior fiscal year. The Company's operating activities provided $83,430,000 of cash during the 39 weeks ended October 27, 2001. Prior year cash flow from operating activities primarily represent a decrease in inventory of $166,733,000 net of the payment of accounts payable of $84,677,000. The prior year inventory reduction was due to supply-chain management initiatives that resulted in a full-year inventory reduction of $274,000,000. These inventory efficiencies were partially offset by the prior year third quarter seasonal inventory increase.

Net cash used for investing activities was $35,912,000 for the 39 weeks ended October 26, 2002 versus $34,012,000 for the comparable prior year period. Capital expenditures, primarily for new superstores and the Company's information technology initiatives, were $33,007,000 for the 39 weeks ended October 26, 2002 and $32,461,000 for the 39 weeks ended October 27, 2001.
The Company expects total capital expenditures for the remainder of fiscal year 2002, primarily for information technology initiatives to total approximately $10,000,000 to $15,000,000.

Net cash provided by financing activities was $21,487,000 for the 39 weeks ended October 26, 2002. Current year financing activities primarily represent borrowings under the Company's revolving credit facility. Net cash used for financing activities was $117,087,000 in the comparable prior year period primarily due to a decrease in borrowings under the Company's revolving credit facility and a decrease in overdraft balances. Year-over-year borrowings decreased more than $101,000,000 to $39,000,000 as of October 26, 2002.

On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period to five years from two years for net operating losses incurred during the Company's taxable years ended in 2001 and 2000. During the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance for its net deferred tax assets and net operating loss carryforwards recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit of $57,500,000 due to the extension of the carryback period. The Company has received refunds for substantially all of the additional net operating loss carryback resulting from the extension of the carryback period. The Company expects to receive the remainder of the refund for the additional net operating loss carryback during the fourth quarter of fiscal year 2002. See "Note 10 of Notes to Consolidated Financial Statements" above for more information regarding the income tax refund.

The Company expects its funds generated from operations, as well as its current cash reserves, and, when necessary, seasonal short-term borrowings, will be sufficient to finance its operations and capital requirements in the foreseeable future.

In accordance with an amended and restated joint venture agreement, the minority owner in the Company's subsidiary in Mexico can elect to put its remaining 49% interest in OfficeMax de Mexico to the Company beginning in the first quarter of fiscal year 2002, if certain earnings targets are achieved. These earnings targets are calculated quarterly on a rolling four quarter basis. Currently, the minority owner has indicated that it has no intentions to exercise this right in fiscal year 2002 and has not provided any indication of its intentions regarding the exercise of this right in fiscal year 2003. If the earnings targets are achieved and the minority owner elects to put its ownership interest to the Company, the purchase price would be equal to fair value calculated based on the subsidiary earnings for the last four quarters before interest, taxes, depreciation and amortization and current market multiples of similar companies. Currently, the fair value purchase price would not be expected to exceed $25,000,000 throughout fiscal year 2002.

During the fourth quarter of fiscal year 2000, the Company entered into a senior secured revolving credit facility. During the first quarter of fiscal year 2002, the Company extended the term of the revolving credit facility until February 27, 2004. The revolving credit facility is secured by a first priority perfected security interest in the Company's inventory and certain accounts receivable and provides for borrowings of up to $700,000,000 at the bank's base rate or Eurodollar Rate plus 1.75% to 2.50% depending on the level of borrowing. As of October 26, 2002, the Company had outstanding borrowings of $39,000,000 under the revolving credit facility at a weighted average interest rate of 3.91%. Also under this facility, the Company had $126,096,000 of standby letters of credit outstanding as of October 26, 2002, in connection with its insurance programs and two synthetic operating leases related to the Company's PowerMax inventory distribution facilities. These letters of credit are considered outstanding amounts under the revolving credit facility. The Company pays quarterly usage fees of between 1.62% and 1.87% per annum on the outstanding standby letters of credit. The Company pays quarterly fees of 0.25% per annum on the unused portion of the revolving credit facility. Available borrowing capacity under the revolving credit facility is calculated as a percentage of the Company's inventory and certain accounts receivable. As of October 26, 2002, the Company had unused and available borrowings under the revolving credit facility of more than $370,000,000.

On August 13, 1998, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its common shares on the open market. At October 26, 2002, the Company had purchased a total of 12,702,100 shares at a cost of $113,619,000, including systematic purchases to cover potential dilution from the issuance of shares under the Company's equity-based incentive plans. The Company has not repurchased any common shares since fiscal year 1999.

The Company occupies two of its PowerMax inventory distribution facilities under synthetic operating leases with initial lease terms expiring in fiscal year 2004. One of the synthetic operating leases can be extended at the Company's option until fiscal year 2006. Synthetic operating leases are financial structures that qualify under generally accepted accounting principles as operating leases for financial reporting purposes and as debt financing for income tax purposes. The Company leases the PowerMax facilities from special purpose entities ("SPEs") that have been established by nationally prominent, creditworthy commercial lessors that are not affiliated with OfficeMax to facilitate the financing of those assets for the Company. The Company has not established any SPEs. No officers, directors or employees of the Company hold any direct or indirect equity interest in such SPEs. The SPEs finance the cost of the property through the issuance of commercial paper. The Company has provided standby letters of credit of approximately $81,000,000 in support of the commercial paper. In the event that the Company defaults on its obligations under the leases, the SPEs would draw on the letters of credit in order to redeem the commercial paper. These letters of credit are considered outstanding amounts under the Company's revolving credit facility. Upon expiration of the synthetic operating leases, the Company can elect to purchase the related assets of both facilities at a total cost specified in the lease agreement of approximately $80,000,000. If the Company does not elect to purchase the related assets, the Company is required to honor certain fair value guarantees. These guarantees require the Company to reimburse the lessor any shortfall to a fair value specified in the lease agreement. Currently, the Company expects to purchase the related assets upon expiration of the synthetic operating leases, or otherwise enter into an arrangement to maintain the continued use of these facilities, and is unable to estimate its obligation, if any, under the fair value provisions of these leases.

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

During the first quarter of fiscal year 2001, Gateway announced its intention to discontinue selling computers in non-Gateway stores, including OfficeMax superstores. At that time, OfficeMax and Gateway began discussing legal issues regarding Gateway's performance under the strategic alliance. In the second quarter of fiscal year 2001, Gateway ended its rollout of Gateway store-within-a-store computer departments in the Company's superstores and has since removed its equipment and fixtures from such stores. On July 23, 2001, Gateway notified the Company of its termination of the MLA and its desire to exercise its redemption rights with respect to the Series B Shares. Thereafter, the Company, which had previously notified Gateway of Gateway's breaches under the MLA and related agreements, reaffirmed its position that Gateway was in breach of its obligations under the MLA and related agreements. Accordingly, the Company stopped recording the accretion of the Series A Shares and accruing interest on the Series B Shares at that date. Litigation and arbitration proceedings have commenced with each party asserting claims of non-performance against the other.

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

The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements for the fiscal year ended January 26, 2002, which were included in the Company's Annual Report on Form 10-K. Certain of the Company's significant accounting policies were updated in the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 27, 2002. See "Note 5 of Notes to Consolidated Financial Statements" above for more information regarding these accounting policies. Management believes that of its significant accounting policies, its policies concerning inventory, income taxes, impairment of long-lived assets, goodwill and facility closure costs involve a high degree of judgments, estimates and complexity. The estimates and judgments made by management in regards to these policies have the most significant impact on the Company's reported financial position and operating results. Additional information regarding these policies is included below.

   Inventory

Inventories are valued at weighted average cost or market. Throughout the year, the Company performs annual physical inventories at all of its locations. For periods subsequent to the date of each location's last physical inventory, an allowance for estimated shrinkage is provided based on various factors including sales volume, the location's historical shrinkage results and current trends. If actual losses as a result of inventory shrinkage are different than management's estimates, adjustments to the Company's allowance for inventory shrinkage may be required and the Company's gross margin could be adversely impacted.

The Company records an allowance for future inventory cost markdowns to be taken for inventory not expected to be part of its ongoing merchandise offering. This allowance was $6,250,000 and $4,500,000 as of October 26, 2002 and January 26, 2002, respectively. Management estimates the required allowance for future inventory cost markdowns based on historical information regarding product sell through and gross margin rates for similar products. If actual sell through or gross margin rates for discontinued inventory are different than management's estimates, additional inventory markdowns may be required and the Company's gross margin could be adversely impacted.

   Income Taxes

The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of FAS 109. In accordance with that standard, the Company recorded a charge to establish a valuation allowance for its net deferred tax assets and net operating loss carryforwards of $170,616,000 in the fourth quarter of fiscal year 2001. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. If the Company determines, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. See "Note 10 of Notes to Consolidated Financial Statements" above for more information regarding the charge and the valuation allowance.

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

   Goodwill

Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. Through the end of fiscal year 2001, the Company amortized its goodwill over 10 to 40 years using the straight-line method. As a result of the adoption of FAS 142, that was effective for the Company as of the beginning of fiscal year 2002, goodwill and intangible assets with an indefinite useful life may no longer be amortized, but are tested for impairment at least annually. Accordingly, the Company no longer amortizes its goodwill and is required to complete the impairment test at least annually. The Company completed the initial impairment test during the second quarter of fiscal year 2002. To assist management in performing the impairment test, the Company engaged a financial advisory firm to prepare certain analyses regarding the fair value of the Company's reporting units (Domestic and International). In developing its analyses, the financial advisory firm reviewed plans prepared by management, interviewed senior managers of the Company and performed independent research. Based on a review of the analyses prepared by the financial advisory firm and its own reviews, management has concluded that the fair value of both of the Company's reporting units exceeded the carrying value as of January 27, 2002. Therefore, no impairment existed at that date. The Company intends to complete the annual impairment test during the fourth quarter of fiscal year 2002. If the annual impairment test indicates that the carrying value, including goodwill of a reporting unit, exceeds the fair value an impairment loss, or write-off, of some portion of the Company's goodwill may be required to be recorded. See "Note 11 of Notes to Consolidated Financial Statements" above for more information regarding FAS 142.

   Facility Closure Costs

The Company continuously reviews its real estate portfolio to identify underperforming facilities and closes those facilities that are no longer strategically or economically viable. The Company accrues estimated closure costs in the period in which management approves a plan to close a facility. The accrual for estimated closure costs is net of expected future sublease income, which is estimated by management based on real estate studies prepared by independent industry experts. If actual future sublease income is different than management's estimate, then adjustments to the Company's store closing reserves may be necessary. See "Note 12 of Notes to Consolidated Financial Statements" above and "Recently Issued Accounting Pronouncements" below for additional information regarding FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which is effective for exit or disposal activities that are initiated after December 31, 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). FAS 146 requires that a liability be recognized for those costs only when the liability is incurred. In contrast, under Issue 94-3, a company was required to recognize a liability for an exit cost when it committed to an exit plan. FAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. As a result of the fair value provisions of FAS 146, a liability for lease termination costs would be recorded at present value and any changes in the liability due to the passage of time would be recognized as an increase in the liability and as accretion expense. In contrast, under existing accounting pronouncements a liability for lease termination costs is recorded for an amount equal to the undiscounted total of all remaining lease payments. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the financial statement impact, if any, of the adoption of this new standard.

In November 2002, the FASB Emerging Issues Task Force issued EITF Issue 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor, " ("Issue 02-16"). Issue 02-16 addresses the classification in a reseller's financial statements of cash consideration received from a vendor ("Issue 1") and the timing of recognition by a reseller of a rebate or refund from a vendor that is contingent upon achieving a specific cumulative level of purchases or remaining a customer for a specified time period ("Issue 2"). Issue 1 is effective for fiscal periods beginning after December 15, 2002. Issue 2 is effective for all new arrangements initiated after November 21, 2002. The Company is currently assessing the financial statement impact, if any, of the adoption of Issue 02-16.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any information in this report that is not historical information is a forward-looking statement which may be identified by the use of language such as "may," "will," "should," "expects," "plans," "anticipates," "estimates," "believes," "thinks," "continues," "indicates," "outlook," "looks," "goals," "initiatives," "projects," or similar expressions. These statements are likely to address the Company's growth strategy, future financial performance (including sales, gross margin and earnings), strategic initiatives, marketing and expansion plans and the impact of operating initiatives. The forward-looking statements, which speak only as of the date of this report, are subject to risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those stated, projected or implied in the forward-looking statements. These risks and uncertainties include the following: risks associated with general economic conditions (including effects of additional terrorist attacks and hostilities, slower than anticipated economic recovery and declining employment rate or other changes in our customers' business environments, including an increase in bankruptcy filings); increasing competition that includes office supply superstores, warehouse clubs, contract stationers, electronics stores and mass merchant retailers, as well as grocery and drug store chains; failure to adequately execute plans and unforeseen circumstances beyond the Company's control in connection with the development, implementation and execution of new business processes, procedures and programs (including the Company's supply-chain management program); greater than expected expenses associated with the Company's activities; continuing shifts in merchandise mix related to digital photography or other technology products which have a lower gross margin; the results of continuing FAS 142 assessment; and other risks and uncertainties described in Exhibit 99.1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2002, and in other reports and exhibits to reports filed with the Securities and Exchange Commission (these descriptions are incorporated herein by reference). You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company's SEC filings are available, at no charge, at www.sec.gov and www.freeEDGAR.com, as well as on a number of other Web sites. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------


The Company is exposed to market risk, principally interest rate risk and foreign exchange rate risk. Market risk can be measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over time. None of the market risk sensitive instruments entered into by the Company are for trading purposes.

   Interest Rate Risk

Interest earned on the Company's cash equivalents and short-term investments, as well as interest paid on its debt and lease obligations, are sensitive to changes in interest rates. The impact of a hypothetical 10% decrease in interest rates on cash and short-term investments held by the Company at October 26, 2002 would not be material to the Company's financial position or the results of its operations. The interest rate for the Company's revolving credit facility is variable, while the Company's long-term debt and the interest component of its operating leases is generally fixed. The Company manages its interest rate risk by maintaining a combination of fixed and variable rate debt. The Company believes its potential exposure to interest rate risk is not material to the Company's financial position or the results of its operations. Market risk associated with the Company's debt portfolio is summarized below:

   (In thousands)
                                            AS OF OCTOBER 26, 2002
                                     --------------------------------------
                                      Carrying                    Risk
                                        Value      Fair Value  Sensitivity
------------------------------------ ------------ ------------ ------------
Fixed interest rate debt,
   including current maturities          $ 1,553      $ 1,631         $ 35

Variable interest rate debt              $39,000      $39,000         $302

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value of the Company's outstanding mortgage loan from a 50 basis point decrease in interest rates, calculated on a discounted cash flow basis. The risk sensitivity of variable rate debt reflects the hypothetical increase in interest expense during the first three quarters of fiscal year 2002 from a 50 basis point increase in prevailing interest rates during that period.

   Foreign Exchange Rate Risk

The Company is exposed to foreign exchange rate risk through its subsidiary in Mexico. A 10% change in the applicable foreign exchange rates would have resulted in an increase or decrease in year-to-date operating profit of approximately $400,000. Such a change in exchange rates would have also resulted in an increase or decrease in the net assets of the joint venture of approximately $4,000,000 as of October 26, 2002. The Company has not entered into any derivative financial instruments to hedge this exposure, and believes its potential exposure is not material to the Company's financial position or the results of its operations.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90 day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

The Company is party to previously disclosed securities litigation in the United States District Court for the Northern District of Ohio, Eastern Division and the Cuyahoga County, Ohio Court of Common Pleas. On March 27, 2002, the United States District Court for the Northern District of Ohio, Eastern Division, granted the Company's motion to dismiss all claims against it and its officers and directors in BERNARD FIDEL, ET AL VS. OFFICEMAX, INC., ET AL., Case No. 1:00CV2432 and the four related cases consolidated with the FIDEL case (i.e., Case Nos. 1:00CV2558, 1:00CV2562, 1:00CV2606, and 1:00CV2720). The court thereby dismissed, in their entirety, these putative class action cases against the Company and certain of its officers and directors. Plaintiffs filed a motion requesting the court to reconsider its dismissal of these cases, which motion was denied by the court on July 26, 2002. On August 26, 2002, plaintiffs filed a notice of appeal of the court's July 26, 2002 order and the court's March 27, 2002 order. As previously disclosed, these lawsuits involve claims against the Company and certain of its officers and directors for violations of the federal securities laws for allegedly making false and misleading statements that served to artificially inflate the value of the Company's stock and/or relating to the Company's shareholder rights plan. There has been no change in the status of two of the remaining previously disclosed securities cases (i.e., the consolidated cases GREAT NECK CAPITAL APPRECIATION and CRANDON CAPITAL PARTNERS), which were stayed. The remaining two previously disclosed securities cases (i.e., CORRAO and MILLER3), which also had been stayed, were dismissed without prejudice by agreement of the parties on November 25, 2002; however, those plaintiffs expressly retained the right to reinstitute those actions if the plaintiffs in FIDEL are successful in their pending appeal before the Sixth Circuit Court of Appeals.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------



(a)   Exhibits:               None

(b)   Reports on Form 8-K:    None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OFFICEMAX, INC.

Date:  December 10, 2002           By: /s/ Michael F. Killeen
                                      ------------------------------------
                                           Michael F. Killeen
                                           Senior Executive Vice President,
                                           Chief Financial Officer

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


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and


         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and


         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    December 10, 2002

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


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and


         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and


         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    December 10, 2002

                             /s/ Michael F. Killeen
                             ----------------------
                               Michael F. Killeen
                             Chief Financial Officer