Form 10-K
period 2003-01-25
OFFICEMAX INC /OH/
filed 2003-04-08
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended JANUARY 25, 2003

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission file number 1-13380

                                 OFFICEMAX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                          34-1573735
--------------------------------                      -------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). X Yes No __

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of April 3, 2003 was approximately $639,802,396.

The number of Common Shares, without par value, of the Registrant outstanding, net of treasury shares, as of April 3, 2003 was 124,233,475.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for use at the 2003 Annual Meeting of Shareholders to be held on June 5, 2003, are incorporated by reference in
Part III of this report.

                               TABLE OF CONTENTS

        Item No.                                                                     Page No.
        --------                                                                     --------

 PART I

         1.   Business                                                                   3
         2.   Properties                                                                10
         3.   Legal Proceedings                                                         11
         4.   Submission of Matters to a Vote of Security Holders                       11
                 Executive Officers of the Registrant                                   12

PART II

         5.   Market for Registrant's Common Shares and Related Shareholder Matters     14
         6.   Selected Financial Data                                                   15
         7.   Management's Discussion and Analysis of Financial Condition and           17
                 Results of Operations

         7A.  Quantitative and Qualitative Disclosures About Market Risk                36
         8.   Financial Statements and Supplementary Data                               37
         9.   Changes in and Disagreements with Accountants on Accounting and           37
                 Financial Disclosure

PART III

        10.   Directors and Executive Officers of the Registrant                        38
        11.   Executive Compensation                                                    38
        12.   Security Ownership of Certain Beneficial Owners and Management            38
        13.   Certain Relationships and Related Transactions                            38
        14.   Controls and Procedures                                                   38

PART IV

        15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K          39

        Signatures                                                                      40
        Certifications                                                                  41
        Exhibit Index                                                                   43


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         OfficeMax, Inc. ("OfficeMax" or the "Company"), which was incorporated in Ohio in 1988, operates a chain of high-volume office products superstores. As of January 25, 2003, OfficeMax owned and operated 970 superstores in 49 states, Puerto Rico, the U.S. Virgin Islands and, through a majority-owned subsidiary, in Mexico. In addition to offering office products, business-machines and related items, OfficeMax superstores also feature CopyMax(R) and FurnitureMax(R), in-store modules devoted exclusively to print-for-pay services and office furniture. Additionally, the Company reaches customers with an offering of over 40,000 items through its award winning e-Commerce site, OfficeMax.com(R), its direct-mail catalogs and its outside sales force, all of which are serviced by its three PowerMax distribution facilities, 18 delivery centers and two national customer call and contact centers.

         OfficeMax makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available, free of charge, on its Web site, www.officemax.com, as soon as reasonably practicable after the Company files such material with, or furnishes such material to, the Securities and Exchange Commission. The Company's filings with the Securities and Exchange Commission are also available, at no charge, at www.sec.gov, as well as on a number of other Web sites. The Company is not including the information on its Web site as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

         The Company has two business segments: Domestic and International. The Company's operations in the United States, Puerto Rico and the U.S. Virgin Islands, comprised of its retail stores, e-Commerce operations, catalog business and outside sales groups, are included in the Domestic segment. The operations of the Company's majority-owned subsidiary in Mexico, OfficeMax de Mexico, are included in the International segment. Additional information regarding the Company's business segments is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K, and financial information regarding these segments is provided in
Note 9 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

BUSINESS STRATEGY

         Over the last two and a half years, OfficeMax has made major investments in developing and implementing a multi-pronged strategy which included the development and installation of a state-of-the-art supply chain management network backed by a new integrated computer system, significant enhancements to overall store-level execution and focused marketing tactics that has enabled the Company to gain market share with its core business customer while maximizing gross margin dollars. These investments significantly fueled the Company's improved results in fiscal 2002. The Company also believes the improvements are the catalyst for accelerated profitable growth in the future. In fiscal 2003 and beyond, the Company plans to grow its business through expansion opportunities in existing markets, product line extensions, strategic partnerships and international growth with a focus on Latin America. OfficeMax plans to expand the marketing of its products and services through its commercial sales operations and target new customer sets in specialized markets that are currently not served by the office products superstore industry. The key elements of this strategy are as follows:

                  - Extensive Merchandise and Service Offering. OfficeMax has become a productivity ally for small businesses, not only selling office machines and supplies, but also expanding its line of business services. Each OfficeMax superstore offers approximately 8,000 stock keeping units ("SKUs") of quality, name-brand and OfficeMax private-branded merchandise, which represents a breadth and depth of in-stock items not available from traditional office products retailers, mass merchandisers or wholesale clubs. The Company has also increased the marketing emphasis of in-store business services including CopyMax, its digital print-for-pay offering targeted at serving the small business customer.

                  OfficeMax continues to introduce line extensions of products that are aligned with its core customers, such as higher-end electronics merchandise which includes all-in-one machines, communications equipment and digital imaging technology. Additionally, the Company is expanding its private branding of products which offers compelling values with quality equal to or better than national brands. This strategy provides increased gross margin opportunities. In fiscal year 2002, OfficeMax superstores offered approximately 800 OfficeMax private-branded and direct import products manufactured to our specifications. The Company expects this offering to increase to over 1,000 products in fiscal year 2003. In the future, OfficeMax will continue to position itself as a small business ally by expanding goods and services that are aligned with this customer segment.

                   - New Store Prototype. The Company's merchandise presentation is highlighted by wide aisles with open ceilings, bright lighting, colorful signage and bold graphics. This easy-to-shop format is designed to enhance customer convenience, create an enjoyable, efficient shopping experience and promote impulse purchases. In fiscal year 2002, the Company introduced its latest store iteration, a 20,000 square-foot footprint, which features improved sightlines, enhanced lighting, and new graphic signage that significantly enhances the shopping experience, assists the purchase decision process and encourages add-on item sales. The new prototype is approximately 15% smaller than existing stores, achieved as a result of the Company needing less space, another derived benefit of its new supply-chain management initiative. Upon entrance to this new prototype, customers have immediate visibility of every product category offered, which the Company has grouped into major "worlds" or categories. The worlds include: supplies such as Office Organization; Presentation; Paper and almost every imaginable type of office tool; Technology and Software; CopyMax, our print-for-pay-business; and FurnitureMax, featuring chairs, desks and everything in-between for the office. The new prototype also features an enhanced navigational signing and point-of-purchase package within the worlds, that helps make shopping easier and more efficient and fosters add-on sales. Also during fiscal year 2002, as a result of its successful completion of supply chain management improvements, OfficeMax completed a fixture height reduction program inside its stores, as there is no longer a need for "top-stock" used for back-up inventory. This program enables the Company to incorporate many of the enhancements of its latest prototype across the entire chain and dramatically improve the esthetics and visibility in its stores.

                   As a result of the Company's infrastructure improvements, the Company is now developing and experimenting with smaller store format tests. OfficeMax currently operates a small number of smaller footprint stores called OfficeMax PDQ (Pretty Darn Quick). This smaller format is 4,000 to 7,000 square feet and features the Company's high-margin CopyMax print-for-pay offering. A second generation of this smaller format is now in development and will be tested later this year.

                  - Domestic Store Expansion and Remodels. The Company opened five new domestic superstores during fiscal year 2002 and intends to open approximately the same number in fiscal year 2003. In addition, OfficeMax plans to remodel approximately 250 existing superstores in fiscal year 2003 utilizing its new format and key features of its latest store prototype. All remodels and new superstore openings will occur in markets where OfficeMax already has a major presence, which will enable it to better leverage advertising, distribution and management and supervisory costs.

                  Prospective locations for new superstores are evaluated using on-site surveys conducted by real estate specialists and field operations personnel coupled with a proprietary real estate selection model, which assesses potential store locations and incorporates computer-generated mapping. The model analyzes a number of factors that have contributed to the success of existing OfficeMax locations including the location's size, visibility, accessibility and parking capacity, potential sales transfer effects on existing OfficeMax superstores and relevant demographic information, such as the number of businesses and the income and education levels in the area.

                  The following table summarizes the Company's domestic superstore real estate activity by fiscal year, including Puerto Rico and the U.S. Virgin Islands:

          FISCAL         STORES         STORES         STORES
           YEAR          OPENED         CLOSED        ACQUIRED        TOTAL
         --------      ----------      --------      ----------      ---------
           1988             3              -              -              3
           1989             8              -              -             11
           1990            23              -             12             46
           1991            33              -              -             79
           1992            61              2             41            179
           1993            53              9            105            328
           1994            70             10              -            388
           1995            80              -              -            468
           1996            96              -              -            564
           1997           150              1              -            713
           1998           120              1              -            832
           1999           115              1              -            946
           2000            54              5              -            995
           2001            17             48              -            964
           2002             5             29              -            940

                  - Guaranteed Everyday Low Prices. OfficeMax maintains an everyday low price policy. The Company guarantees its low prices by matching any advertised price or refunding the difference between a lower advertised price and the price paid at OfficeMax within 14 days, subject to certain exclusions. The Company also promotes a 115% low price guarantee whereby if a customer finds a lower price at any office products superstore on an identical item, OfficeMax will refund the customer 115% of the difference (up to $55.00). In addition, for the Company's CopyMax offerings, it provides an on-time guarantee ensuring a customer's job is produced as promised.

                  - Customer Service. To develop and maintain customer loyalty, OfficeMax fosters a customer-centric sales culture that focuses associates on making customer service their number one priority. The Company views the quality of its associates' interaction with its customers as critical to its success. To this end, the Company emphasizes training and personnel development and seeks to attract and retain well-qualified, highly motivated associates. Additionally, the Company has centralized most administrative functions at its corporate office and customer call and contact centers and automated many store-level tasks or shifted such tasks to off hours to enable in-store associates to focus on effective customer service. In fiscal year 2002, OfficeMax implemented "Boundless Selling," a program that, in part, uses wireless technology and a sales leader in its stores to leverage payroll while enhancing customer service capabilities. The wireless technology used in the Boundless Selling program enables sales associates in each store to communicate in real-time with each other and members of the store management team who act as the sales leader. This store management associate is responsible for generating sales and providing direction and feedback to sales associates as they interact with customers. OfficeMax believes each of these improvements gives customers a quicker, more satisfying shopping experience and keeps them returning to the Company's locations.

                  - Information Technology. In fiscal year 2002, OfficeMax began the implementation of a chain-wide, new point-of-sale system in its store locations. This new system includes a multitude of features including Customer Relationship Management (CRM) tools that will provide the Company insight into customer buying habits. OfficeMax believes the CRM data that will be collected by the system will be another valuable tool for its sales associates to make real-time purchase recommendations to customers, as well as for improving targeted marketing efforts. The new point-of-sale system also features a benefit called "Line-Buster" technology that will allow its sales associates to check out customers paying with credit cards anywhere in the store using hand-held units, which is expected to result in a better shopping experience, particularly during very busy selling periods such as back-to-school, holiday and in January, a time many businesses stock up on supplies for the new year. This new system roll-out is expected to be completed during fiscal year 2003.

                  - Marketing Concepts. OfficeMax's store-within-a-store concepts are designed to complement its core office supply merchandise assortment by providing additional products and services to the Company's customers and provide the Company with opportunities for incremental store traffic and sales. These concepts include the departments or in-store modules of CopyMax and FurnitureMax. CopyMax offers customers a wide range of "print-for-pay" services from self-service black and white copying to full-service digital printing and publishing. FurnitureMax provides a full-line of office furniture and related accessories and a variety of specialized services such as office layout and design and professional set-up and installation. Both CopyMax and FurnitureMax have a presence in every OfficeMax superstore.

                  In fiscal year 2002, OfficeMax increased the marketing emphasis of its CopyMax print-for-pay services. Every CopyMax store-within-a-store location is 100% digitally-connected, which allows every location, and the Company's CopyMax specific e-Commerce site, to act as a point of fulfillment. This connectivity creates a virtual print-on-demand environment for OfficeMax's small business customers. OfficeMax also established a CopyMax store-based outside sales organization in fiscal year 2002, including the implementation of three commercial sales territories with over 200 dedicated CopyMax sales representatives to market print-for-pay services to medium- and larger-size businesses. The Company believes CopyMax serves as a major differentiator from it competitors in the office products industry and a value-add for the small- and medium-size business customers.

                  - OfficeMax.com. The Company believes that the Internet is an important channel for the sale of office products and the procurement of business services. OfficeMax.com offers a vast selection of over 40,000 items, many through a "virtual" inventory, coupled with free, fast delivery on orders over $50 for most locations. OfficeMax is focused on further integrating the site with other OfficeMax channels by means of features such as weekly sneak previews of in-store specials, sent to preferred customers via the Internet several days prior to the promotion appearing in local newspapers. Another feature of the OfficeMax.com site and an example of integrating channels, is the ability of users to order online using our catalogs as reference and then submitting catalog item numbers when ordering electronically. OfficeMax.com also offers an expanding array of integrated business services targeted at small business and home office customers, including communications, eBusiness utilities, marketing, travel, virtual learning and financial services.

                  OfficeMax will also use the Internet and e-Commerce as a foundation for expansion into new international markets. In the spring of fiscal year 2003, OfficeMax is planning to launch an e-Commerce site in Canada, allowing the Company to tap into the multi-billion dollar Canadian office products market for a minimal capital investment.

                  - Catalog and Commercial Outside Sales. The Company's strategy to serve medium and larger, non-retail store business customers is to put a greater emphasis on its catalog and commercial sales force operations. A full-assortment catalog containing more than 30,000 items plus a variety of merchandise from a third party provider allows customers the convenience of catalog ordering and fast delivery. OfficeMax also employs a commissioned outside sales force to provide personal service for more customized business needs, including the integration of customer-specific online ordering for its larger customers' special needs. These customers are served through the Company's two national customer call and contact centers and 18 delivery centers. In fiscal year 2003, OfficeMax will expand its commercial sales presence by aggressively targeting businesses in the United States with 50 to 100 employees.

                  - International Expansion. During fiscal year 2002, the Company opened three OfficeMax superstores in Mexico through its majority-owned subsidiary, OfficeMax de Mexico, ending the year with 30 locations. OfficeMax stores operated by this subsidiary are virtually identical to those operated by the Company domestically. In fiscal year 2003, the Company plans to open up to ten additional superstores in Mexico and launch a redesign of the OfficeMax de Mexico e-Commerce site. The new site will incorporate the Company's U.S. OfficeMax.com technology platform, enabling OfficeMax de Mexico to take advantage of the latest in customer relationship management and position it as a premier office products site in Mexico.

                  The Company believes additional future international expansion opportunities exist in Latin America. Ultimately, the Company's international expansion will depend upon general economic and business conditions affecting consumer spending in these markets, the availability of desirable store locations, the negotiation of acceptable terms and the availability of adequate capital.

                  - Other Growth Areas. OfficeMax believes there are other growth opportunities for the Company including non-traditional formats that could include new store-within-a-store concepts in conjunction with retail partners outside of the office products industry, and the opportunity for OfficeMax to align with vertical markets such as education, real estate and healthcare.

MARKETING, PROMOTIONS AND ADVERTISING

         The Company's marketing efforts are directed at small-and medium-size businesses, home office customers, and individual consumers. By extending and integrating its marketing channels to include e-Commerce, direct-mail catalog and an outside sales force, OfficeMax also serves the medium and larger corporate customer. A multimedia approach is used to attract customers by emphasizing the Company's "Max Means More" marketing theme which is designed to position OfficeMax as the retailer that gives SOHO business customers (also known as small office home office customers), more of what they need to run their businesses in the form of selection, service and value. The Company's advertising campaigns utilize network, local and cable television commercials, newspaper ads, seasonal spot television and radio commercials, direct mail promotions, circulars, outdoor billboards, mass transit cards, sports arena and online advertising as well as other promotional and public/community relation vehicles. OfficeMax also utilizes special marketing programs developed to target the small business customer and support seasonal events such as the back-to-school selling period, the Christmas holiday season, and the January "re-stocking" back-to-business period. The Company also implements "micro-marketing" campaigns, or market specific advertising, to leverage its advertising spend and to target certain key markets in a cost-effective manner.

         In fiscal year 2003, OfficeMax will take its "Max Means More" marketing program to the next level using a multi-media approach, showcased in broadcast advertising as well as targeted direct mail. OfficeMax will also use focused promotional tactics aimed at gaining market share with the core business customer while maintaining gross margin dollars. The Company's marketing objective is to create awareness and carry its brand promise of more service, more value, and more selection to the business and SOHO customer. OfficeMax believes its Max Means More campaign will be long-lived and will help continue to differentiate it from competitors in the office supply superstore industry.

MANAGEMENT INFORMATION SYSTEMS

         The Company uses a platform of Unix-based parallel processors, which supports a wide variety of mission critical applications, ranging from merchandise replenishment to order fulfillment, e-Commerce and financial systems. During fiscal year 2002, the Company completed upgrades to the SAP R/3 4.6c release, the current release of Manugistics which is utilized for forecasting and transportation management, and the current release of BroadVision which supports our direct business channels. OfficeMax believes that these upgrades, and numerous other projects completed during fiscal year 2002, position the Company to grow and operate the business more effectively.

         The Company's in-store, point-of-sale (POS) registers capture sales information at the time of each transaction, at the category and stock keeping unit (SKU) level, by the use of bar-code scanners that update store-level perpetual inventory records. This information is transmitted on a daily basis to corporate headquarters, where it is evaluated and used in merchandising and replenishment decisions. The Company also tracks in-store inventory through the use of portable, handheld, radio frequency terminals. These terminals permit store personnel to scan a product on the shelf and instantly retrieve specific product information, such as recent sales history, gross margin and inventory levels. The Company intends to install an additional feature of its integrated SAP software platform, SAP's Retail Store module, in fiscal year 2003, which will provide more enhanced in-store inventory data. In fiscal year 2002, OfficeMax began the chain-wide implementation of a new point-of-sale system in its stores. This new system includes a multitude of features including Customer Relationship Management (CRM) tools that will provide the Company insight into customer buying habits. OfficeMax believes the CRM data that will be collected by the system will be another valuable tool for its sales associates to make real-time purchase recommendations to customers, as well as for improving targeted marketing efforts. The new point-of-sale system also features a benefit called "Line-Buster" technology that will allow its sales associates to check out customers paying with credit cards anywhere in the store using hand-held units, which is expected to result in a better shopping experience, particularly during very busy selling periods such as back-to-school, holiday and in January, a time many businesses stock up on supplies for the new year. This new system roll-out is expected to be completed during fiscal year 2003.

         The Company utilizes its own on-line intranet and "frame-relay" network, which supports data communication between corporate headquarters and its stores, delivery and customer call and contact centers. This technology is employed to centralize credit card and check authorization and validate transactions. In addition, the network enhances intra-Company communication and supports electronic maintenance of in-store technology. The Company also utilizes its own intranet, known as @Max(SM), which provides information on demand in real time to all of the Company's corporate and field management associates, and is also used for online product knowledge and management training.

         The Company employs a variety of scalable software and hardware systems that provide transaction processing, administration, product searching, customer support, fulfillment and order tracking for OfficeMax.com. The transaction processing systems are currently interfaced with the Company's legacy order management system. The legacy system will be replaced with SAP's Customer Relationship module for order management, payment processing and distribution in fiscal year 2003 to improve operational efficiencies and the Company's customer analytics. OfficeMax's e-Commerce systems are based on industry standard architectures. The backbone of the technology structure consists of Oracle database servers with Sun Microsystems hardware. The Company's e-Commerce Internet systems are hosted at an independently operated third party facility, which provides high-speed, redundant communications lines, emergency power backup and continuous systems monitoring. Load balancing systems and redundant servers provide for fault tolerance and for no single point of failure in the event of outages or catastrophic events.

MERCHANDISING

         The Company's merchandising strategy focuses on offering an extensive selection of quality, name-brand and OfficeMax private-branded products. The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the periods presented:

----------------------------------------------------------------------------------------------------
                                                            JANUARY 25,    JANUARY 26,   JANUARY 27,
FISCAL YEAR ENDED                                               2003           2002          2001
----------------------------------------------------------------------------------------------------
Office supplies, including print-for-pay services              38.0%          39.4%         39.2%

Electronics, business machines and digital products            34.8           33.1          32.1

Office furniture                                               10.4           11.0          13.0

Computers, printers, software, peripherals and related
      consumable products                                      12.6           12.2          12.2

International segment and other                                 4.2            4.3           3.5
                                                              -----          -----         -----
      Total Company                                           100.0%         100.0%        100.0%
                                                              =====          =====         =====

         The Company offers a wide selection of name-brand office products, packaged and sold in multi-unit packages for the business customer and in single units for the individual consumer. The Company also offers private-branded products under the OfficeMax(R) label in order to provide customers additional savings on a wide variety of commodity products for which management believes national brand recognition is not a key determinant of customer selection and satisfaction. These commodity items include various paper products such as computer and copy paper, legal pads, notebooks, envelopes and similar items. Despite lower selling prices, these items typically carry higher gross margins than comparable branded items and help build consumer recognition for the OfficeMax family of Max-brand products. In fiscal year 2002, OfficeMax superstores offered approximately 800 OfficeMax private-branded and direct import products manufactured to our specifications. The Company expects this offering to increase to over 1,000 products in fiscal year 2003.

PURCHASING AND DISTRIBUTION

         OfficeMax maintains a centralized group of merchandise and product category managers who utilize a detailed merchandise planning system to select the product mix for each store and delivery center in conjunction with systematic, frequent input from field management.

         The Company believes that it has good relationships with its vendors and does not consider itself dependent on any single source for its merchandise. The Company has not experienced any material difficulty in obtaining desired quantities of merchandise for sale and does not foresee having any material difficulties in the future.

         The Company has two national customer call and contact centers, 18 delivery centers and, through a majority-owned subsidiary, a call and delivery center in Mexico. The Company operates three PowerMax inventory distribution facilities located in Alabama, Nevada and Pennsylvania. The first PowerMax facility was opened in fiscal year 1998. The Company completed its PowerMax network by opening one facility in each of fiscal years 1999 and 2000 and expanding the facility located in Nevada in fiscal year 2001. Prior to the development of the PowerMax network, the Company's superstores and delivery centers received inventory shipments directly from each individual vendor. Currently, more than 95% of the Company's merchandise offering is replenished from its PowerMax facilities. Development of the PowerMax network, coupled with the Company's state-of-the-art computer systems, has enabled the Company to reduce per-store inventory and improve its working capital management and in-stock positions by permitting a shorter lead time for reordering at the stores and delivery centers, while meeting the minimum order requirements of the Company's vendors. Additionally, the PowerMax network has resulted in more efficient inventory receiving processes and allowed the Company to devote more of its store-level personnel resources to customer service. The Company considers its PowerMax network to be a key component of its business strategies and expects the network to contribute significantly to improved profitability in future periods.

COMPETITION

         The domestic and international office products industries, which include superstore chains, "e-tailers" and numerous other competitors, are highly competitive. Businesses in the office products industry compete on the basis of pricing, product selection, convenience, customer service and ancillary business offerings.

         As a result of consolidation in the office products superstore industry, OfficeMax currently only has two direct domestic superstore-type competitors, Office Depot and Staples, which are similar to the Company in terms of store format, pricing strategy and product selection. The Company's other competitors include traditional office products retailers and direct mail operators. During recent years, OfficeMax has experienced increased competition from computer and electronics superstore retailers, mass merchandisers, Internet merchandisers and wholesale clubs. In particular, mass merchandisers and wholesale clubs have increased their assortment of office products in order to attract home office customers and individual consumers. Further, various other retailers that have not historically competed with OfficeMax, such as drug stores and grocery chains, have begun carrying at least a limited assortment of paper products and other basic office supplies. Management expects this trend towards a proliferation of retailers offering a limited assortment of office supplies to continue.

         The Company believes it competes favorably with its competitors and differentiates itself based on the breadth and depth of its in-stock merchandise offering along with specialized services offerings, its everyday low prices, the quality of its customer service and the efficiencies and convenience of its integrated channels. OfficeMax does not compete in the contract commercial business; however, it utilizes an outside sales force to support growth in sales to medium and larger size corporate and institutional type customers.

         Some of OfficeMax's competitors may have greater financial resources than the Company. There can be no assurance that increased competition will not have an adverse effect on the Company's business.

SEASONALITY

         The Company's business is seasonal with sales and operating income higher in the third and fourth quarters, which include the Back-to-School period and the holiday selling season, respectively, followed by the traditional new year office supply restocking month of January. Sales in the second quarter's summer months are historically the slowest of the year primarily because of lower office supply consumption during the summer period, as people spend more time on outdoor activities and vacations.

ASSOCIATES

         As of April 3, 2003, the Company had approximately 30,600 domestic associates, including 15,500 full-time and 15,100 part-time associates, 1,900 of whom were employed at its corporate headquarters and customer call and contact centers and 28,700 of whom were employed at OfficeMax stores, delivery centers, and inventory distribution centers.

ITEM 2.  PROPERTIES

DOMESTIC SEGMENT

         As of April 3, 2003, OfficeMax had 938 superstores in 49 states, Puerto Rico and the U.S. Virgin Islands. The following table details OfficeMax's domestic superstores by state and territory:

Alabama             13                 Nebraska                 7
Alaska               3                 Nevada                  13
Arkansas             2                 New Hampshire            3
Arizona             33                 New Jersey              17
California          83                 New Mexico               9
Colorado            25                 New York                40
Connecticut         10                 North Carolina          28
Delaware             2                 North Dakota             2
Florida             57                 Ohio                    51
Georgia             31                 Oklahoma                 4
Hawaii               4                 Oregon                  10
Idaho                6                 Pennsylvania            30
Illinois            53                 Rhode Island             2
Indiana             19                 South Carolina           9
Iowa                10                 South Dakota             3
Kansas              11                 Tennessee               25
Kentucky             8                 Texas                   74
Louisiana            7                 Utah                    15
Maine                2                 Virginia                23
Maryland             2                 Washington              21
Massachusetts       18                 West Virginia            6
Michigan            43                 Wisconsin               27
Minnesota           34                 Wyoming                  2
Mississippi          6
Missouri            23                 Puerto Rico              8
Montana              3                 U.S. Virgin Islands      1

         The Company operates a small number of smaller footprint stores called OfficeMax PDQ. This smaller format is 4,000 to 7,000 square feet and features the Company's CopyMax print-for-pay offering and a narrower offering of supplies, furniture and technology products compared to the Company's regular size stores.

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

         The Company's corporate headquarters are located in two buildings in the suburban Cleveland, Ohio area. The Company owns both of these facilities, one of which is subject to a mortgage secured loan.

         The Company operates 18 delivery centers located in 17 states and Puerto Rico and two national customer call and contact centers located in Ohio and Texas. The Company occupies all of these facilities under various long-term leases. The Company also operates three PowerMax distribution facilities. The PowerMax distribution facilities are located in Alabama, Nevada and Pennsylvania. The Company leases two of these distribution facilities under synthetic operating leases from special purpose entities ("SPEs") that have been established by nationally prominent, creditworthy commercial lessors to facilitate the financing of those assets for the Company. The synthetic operating leases expire in fiscal year 2004. One of the synthetic operating leases can be extended at the Company's option until fiscal year 2006. The Company occupies the third PowerMax distribution facility under a long-term operating lease. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Off Balance Sheet Arrangements and Contractual Obligations" and "Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recently Issued Accounting Pronouncements" for more information regarding the Company's synthetic operating leases.

         Approximately 40 of the Company's store leases were guaranteed by Kmart Corporation (Kmart), which from 1990 to 1995 was an equity investor in OfficeMax during the Company's early stages of development. Kmart sold the balance of its equity position in OfficeMax in 1995. The Company and Kmart are parties to a Lease Guaranty, Reimbursement and Indemnification Agreement, pursuant to which Kmart has agreed to maintain existing guarantees and provide a limited number of additional guarantees, and the Company has agreed, among other things, to indemnify Kmart against liabilities incurred in connection with those guarantees. In connection with that agreement, OfficeMax and Kmart subsequently entered into a Consent and Undertaking Agreement and an Assignment, pursuant to which OfficeMax assigned some 45 leases to Kmart and took back subleases. The agreements generally protect against interference by Kmart in the leases absent default, and provide for Kmart to assign the leases back to OfficeMax should Kmart be released from its guarantees or if necessary to prevent a rejection in bankruptcy. Kmart is presently a debtor in possession in a Chapter 11 bankruptcy case filed on January 22, 2002.

INTERNATIONAL SEGMENT

         As of April 3, 2003, the Company's majority-owned subsidiary in Mexico, OfficeMax de Mexico, had 30 superstores located throughout the country and a call and delivery center located in Mexico City. OfficeMax de Mexico occupies all of these facilities under various long-term operating leases.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to previously disclosed securities litigation in the United States District Court for the Northern District of Ohio, Eastern Division and the Cuyahoga County, Ohio Court of Common Pleas. On March 27, 2002, the United States District Court for the Northern District of Ohio, Eastern Division, granted the Company's motion to dismiss all claims against it and its officers and directors in Bernard Fidel, et al. vs. OfficeMax, Inc., et al., Case No. 1:00CV2432, and the four related cases consolidated with the Fidel case (i.e., Case Nos. 1:00CV2558, 1:00CV2562, 1:00CV2606, and 1:00CV2720). The court thereby dismissed, in their entirety, these putative class action cases against the Company and certain of its officers and directors. Plaintiffs filed a motion requesting the court to reconsider its dismissal of these cases. The Company filed a brief in opposition to plaintiffs' motion, which motion was denied by the court on July 26, 2002. On August 26, 2002, plaintiffs filed a notice of appeal of the court's July 26, 2002 order and the court's March 27, 2002 order. The appeal has been fully briefed and the parties are awaiting oral argument. As previously disclosed, these lawsuits involve claims against the Company and certain of its officers and directors for violations of the federal securities laws for allegedly making false and misleading statements that served to artificially inflate the value of the Company's stock and/or relating to the Company's shareholder rights plan. There has been no change in the status of two of the remaining previously disclosed securities cases (i.e., the consolidated cases Great Neck Capital Appreciation and Crandon Capital Partners), which were stayed. The remaining two previously disclosed securities cases (i.e., Carrao and Miller3), which also had been stayed, were dismissed without prejudice by agreement of the parties on November 25, 2002; however, those plaintiffs expressly retained the right to reinstitute those actions if the plaintiffs in Fidel are successful in their pending appeal before the Sixth Circuit Court of Appeals.

         In addition, there are various claims, lawsuits and pending actions against the Company incident to the Company's operations. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's liquidity, financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2002.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Listed below is the name, present position and age of each of the executive officers of the Company as of April 3, 2003 as well as prior positions held by each during the past five years and the date when each was first elected or appointed to serve as an executive officer. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected or until the earlier of their death, resignation or removal.

                                                                        DATE FIRST
                                                                        ELECTED OR
     NAME                      POSITION                          AGE    APPOINTED
     ----                      --------                          ---    ----------
Michael Feuer       Chairman of the Board and                     58       1988
                    Chief Executive Officer

Gary J. Peterson    President, Chief Operating Officer            52       2000

Michael F. Killeen  Senior Executive Vice President,              59       2001
                    Chief Financial Officer

Harold L. Mulet     Executive Vice President,                     51       1999
                    Retail Sales and Store Productivity

Ross H. Pollock     Executive Vice President,                     47       1997
                    General Counsel and Secretary

Ryan T. Vero        Executive Vice President,                     33       2000
                    Merchandising and Marketing

Phillip P. DePaul   Senior Vice President,                        33       2002
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

         Mr. Vero has served as Executive Vice President, Merchandising and Marketing since October 2001. From August 2000 to October 2001, Mr. Vero served as Executive Vice President, e-Commerce/Direct of the Company. From February 1999 to August 2000, Mr. Vero served as Vice President, e-Commerce of the Company. From October 1996 to February 1999, Mr. Vero served as Divisional Vice President, OfficeMax Online, and from January 1996 to October 1996, he served in a variety of management positions with the Company.

         Mr. DePaul has served as Senior Vice President, Controller of the Company since May 2002. From July 2001 to May 2002, Mr. DePaul served as Vice President, Assistant Controller of the Company. From August 1998 to July 2001, Mr. DePaul served in various management positions in the Company's financial reporting and financial planning groups. From September 1993 to August 1998, Mr. DePaul was employed by the accounting firm of Ernst & Young LLP.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

         OfficeMax Common Shares are listed on the New York Stock Exchange and traded under the symbol OMX. The high and low sales prices of the Company's Common Shares during each quarter of fiscal year 2001 and fiscal year 2002, as reported on the New York Stock Exchange Consolidated Transaction reporting system, are listed below:

Fiscal Year 2001                             High      Low
----------------                            -----     -----
1st Quarter (ended April 28, 2001)          $4.22     $2.75
2nd Quarter (ended July 28, 2001)            3.94      3.06
3rd Quarter (ended October 27, 2001)         4.95      2.60
4th Quarter (ended January 26, 2002)         4.91      2.50

Fiscal Year 2002                             High      Low
----------------                            -----     -----
1st Quarter (ended April 27, 2002)          $7.25     $3.76
2nd Quarter (ended July 27, 2002)            8.06      3.79
3rd Quarter (ended October 26, 2002)         5.05      3.05
4th Quarter (ended January 25, 2003)         6.55      4.05


         The Company has never paid cash dividends on its Common Shares. The declaration and payment of any dividends in the future will be at the discretion of the Company's Board of Directors and will depend on, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors deemed relevant by the Company's Board of Directors.

         As of April 3, 2003, the Company had 3,704 shareholders of record. On April 3, 2003, the closing price of the Company's Common Shares was $5.15.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data as of, and for the fiscal years ended, January 25, 2003, January 26, 2002, January 27, 2001, January 22, 2000 and January 23,
1999 is set forth below:


(Dollars in millions, except per share data)
---------------------------------------------------------------------------------------------------------------------
                                                   Fiscal         Fiscal         Fiscal         Fiscal        Fiscal
                                                  2002 (1)       2001 (2)       2000 (3)       1999 (4)      1998 (5)
---------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA (6)
Sales                                             $ 4,775.6     $ 4,625.9      $ 5,121.3      $ 4,815.0     $ 4,326.0
Cost of merchandise sold, including
    buying and occupancy costs                      3,578.9       3,536.1        3,892.4        3,646.1       3,276.5
Inventory liquidation                                    --           3.7            8.2             --            --
Inventory markdown charge for
    item rationalization                                 --            --             --           77.4            --
Computer segment asset write-off                         --            --             --             --          80.0
Gross profit                                        1,196.7       1,086.1        1,220.7        1,091.5         969.5
Store closing and asset impairment                      2.5          76.8          109.6           --              --
Operating income (loss)                                24.6        (201.9)        (193.6)          32.4          86.7
Net income (loss)                                      73.7        (309.5)        (133.2)          10.0          48.6
Earnings (loss) per common share:
    Basic                                              0.60         (2.72)         (1.20)          0.09          0.40
    Diluted                                            0.59         (2.72)         (1.20)          0.09          0.39

STATISTICAL DATA
    End of period superstores:
    Domestic segment                                    940           966            997            955           837
    International segment                                30            27             23             15            12

FINANCIAL POSITION
Working capital                                   $   356.0     $   240.0      $   403.4      $   469.1     $   501.1
Total assets                                        1,785.4       1,755.0        2,293.3        2,275.0       2,231.9
Total long-term debt                                    1.4           1.5            1.7           15.1          16.4
Redeemable preferred shares                            21.8          21.8           52.3             --            --
Shareholders' equity                                  780.4         705.9          982.3        1,116.0       1,138.1

(1) On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period for net operating losses incurred during the Company's taxable years ended in 2001 and 2000 to five years from two years. In the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance for its net deferred tax assets recorded during fiscal year 2001 and recognized an income tax benefit of $57,500,000 due to the extension of the carryback period. The income tax benefit increased net income by $0.46 per diluted share. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Charges and Reserves" and Note 6 of Notes to Consolidated Financial Statements of the Company for additional information regarding the tax benefit recorded.

(2) In the third quarter of fiscal year 2001, the Company recorded a pre-tax charge of $10,000,000 to record a reserve for legal matters. The charge increased the net loss in fiscal year 2001 by $6,050,000, or $0.05 per diluted share. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Charges and Reserves" for additional information regarding this legal reserve. In the fourth quarter of fiscal year 2001, the Company recorded a valuation allowance of $170,616,000 to reduce to zero the value of its net deferred tax assets, including amounts related to its net operating loss carryforwards. The valuation allowance reduced net income by $1.49 per diluted share. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Charges and Reserves" and Note 6 of Notes to Consolidated Financial Statements of the Company for additional information regarding the valuation allowance. Also, in the fourth quarter of fiscal year 2001, in conjunction with its decision to close 29 underperforming domestic superstores, the Company recorded net, pre-tax charges of $76,761,000 for store closing and asset impairment and $3,680,000 for inventory liquidation. These charges reduced net income by $49,955,000, or $0.44 per diluted share. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Charges and Reserves" and Note 2 of Notes to Consolidated Financial Statements of the Company for additional information regarding these charges.

(3) In conjunction with its decision to close 50 underperforming domestic superstores, the Company recorded, in the fourth quarter of fiscal year 2000, pre-tax charges of $109,578,000 for store closing and asset impairment and $8,244,000 for inventory liquidation. These charges reduced net income by $71,789,000, or $0.64 per diluted share. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Charges and Reserves" and Note 2 of Notes to Consolidated Financial Statements of the Company for additional information regarding these charges. In the third quarter of fiscal year 2000, the Company recorded a $19,465,000 pre-tax charge for a litigation settlement. The litigation settlement charge was included in cost of merchandise sold and reduced net income by $11,679,000, or $0.10 per diluted share. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Charges and Reserves" for additional information regarding this charge for litigation settlement.

(4) In order to effect the acceleration of its supply-chain management initiative and the implementation of the Company's new warehouse management system, the Company decided to eliminate select current products on hand as part of its program of merchandise and vendor rationalization. In connection with this decision, the Company recorded a pre-tax markdown charge of $77,372,000 in fiscal year 1999. The charge reduced net income by $49,518,000, or $0.43 per diluted share.

(5) In conjunction with its decision to realign its former Computer Business segment, the Company recorded a pre-tax charge of $79,950,000 in the third quarter of fiscal year 1998. The charge provided for the liquidation of discontinued computer inventory and the write-off of other assets directly related to the Company's discontinued former Computer Business segment. The charge reduced net income by $49,889,000, or $0.41 per diluted share.

(6) Fiscal year 2000 included 53 weeks. Fiscal years 2002, 2001, 1999 and 1998 included 52 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has two business segments: Domestic and International. The Company's operations in the United States, Puerto Rico and the U.S. Virgin Islands, comprised of its retail stores, e-Commerce operations, catalog business and outside sales groups, are included in the Domestic segment. The Domestic segment also includes the operations of the Company's former Computer Business segment, which was phased out during fiscal year 2000. The operations of the Company's majority-owned subsidiary in Mexico, OfficeMax de Mexico, are included in the International segment. OfficeMax's domestic e-Commerce operations, catalog business and outside sales groups are integrated and aligned with its domestic superstores in order to more efficiently leverage its various business channels. As a result, management evaluates performance based on an integrated view of its domestic operations. Management evaluates performance of the Company's International segment separately because of the differences between the operating environments for its Domestic and International segments.

     During fiscal years 2002, 2001 and 2000, the Company recorded charges related to its store closing program and supply-chain management initiatives as well as charges related to various legal matters and to provide a valuation allowance for its net deferred tax assets. All of these charges are included in the results of operations of the Company's Domestic segment. Additional information regarding these charges is included below under the caption "Charges and Reserves."

FISCAL YEAR 2002 (52 WEEKS) COMPARED TO FISCAL YEAR 2001 (52 WEEKS)

CONSOLIDATED OPERATIONS

     Sales in fiscal year 2002 increased 3.2% to $4,775,563,000 from $4,625,877,000 in fiscal year 2001. Fiscal 2001 included sales of approximately $76,740,000 from the 29 underperforming domestic superstores that were closed as of the first day of fiscal year 2002. The year-over-year sales increase was primarily due to a comparable-store sales (sales for stores that have been open for more than one year) increase of approximately 4% and sales from new superstores opened in fiscal years 2002 and 2001. Fiscal year 2002 comparable-store sales primarily reflect a comparable-store sales increase of more than 4% experienced by the Company's Domestic segment. Sales for the Company's International segment increased 8.9% during fiscal year 2002 to $153,084,000 from $140,584,000 primarily as a result of sales from the new superstores opened during fiscal years 2002 and 2001, partially offset by a decrease in comparable-store sales of approximately 3%.

     Gross profit was $1,196,691,000, or 25.1% of sales, in fiscal year 2002 and $1,086,128,000, or 23.5% of sales, in fiscal year 2001. The increase in gross margin as a percentage of sales was primarily due to improved leverage (decreasing as a percentage of sales) of certain fixed costs, such as occupancy costs for the Company's superstores, delivery centers and inventory distribution facilities, which are included in cost of merchandise sold and continued efficiencies realized by the Company's PowerMax supply-chain network. In addition, prior year gross margin was negatively impacted by a $3,680,000 charge for inventory liquidation recorded by the Company's Domestic segment related to its store closing program. Additional information regarding the inventory liquidation charge is included below under the caption "Charges and Reserves."

     Store operating and selling expenses, which consist primarily of store payroll, operating and advertising expenses, decreased $18,836,000, or 1.1% of sales, to $1,034,122,000, or 21.7% of sales, in fiscal year 2002 from $1,052,958,000, or 22.8% of sales, in fiscal year 2001. The decrease in store operating and selling expenses as a percentage of sales was primarily due to the closing of 29 underperforming domestic superstores as of the first day of fiscal year 2002 and improved leveraging of store-level payroll, including the incremental costs associated with store-level initiatives by the Company's Domestic segment. The improved store operating and selling expense leverage realized by the Company's Domestic segment was partially offset by increased store operating and selling expense for the Company's International segment. Prior year store operating and selling expense was negatively impacted by a $10,000,000 charge to record a reserve for legal matters in the Company's Domestic segment. Additional information regarding the legal reserve is included below under the caption "Charges and Reserves."

     General and administrative expenses decreased $10,917,000, or 0.3% of sales, to $134,763,000, or 2.8% of sales, in fiscal year 2002 from $145,680,000, or 3.1% of sales, in fiscal year 2001. The decrease in general and administrative expenses was realized in the Company's Domestic segment and was primarily due to the Company's continued expense control programs and efficiency gains from the Company's information technology initiatives, as well as the elimination of costs incurred during the prior year for consulting services that supported the Company's various business initiatives.

     In accordance with the provisions of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangibles" ("FAS 142"), which was effective for the Company as of the beginning of fiscal year 2002, goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually. Accordingly, no goodwill amortization was recorded in fiscal year 2002. Goodwill amortization was $9,855,000 in fiscal year 2001. Prior to fiscal year 2002, goodwill was capitalized and amortized over 10 to 40 years using the straight-line method. Additional information regarding this new standard is included below under the caption "Significant Accounting Policies."

     Pre-opening expenses were $672,000 and $2,790,000 in fiscal years 2002 and 2001, respectively. Pre-opening expenses, which consist primarily of store payroll, supplies and grand opening advertising for new superstores, are expensed as incurred and, therefore, fluctuate from period to period depending on the timing and number of new store openings. The Company's Domestic segment opened five new superstores in fiscal year 2002 and opened 17 new superstores and completed the expansion of its PowerMax distribution facility in Las Vegas in fiscal year 2001. Total pre-opening expenses for the Domestic segment were $392,000 in fiscal year 2002 and $1,801,000 in fiscal year 2001. The Company's International segment opened three and five new superstores in Mexico during fiscal years 2002 and 2001, respectively, and incurred pre-opening expenses of approximately $280,000 and $989,000, respectively, during those years.

     Store closing and asset impairment charges were $2,489,000 and $76,761,000 in fiscal years 2002 and 2001, respectively. Eight underperforming domestic superstores and one domestic delivery center were included in the net charge for fiscal year 2002 and 29 underperforming domestic superstores were included in the net charge for fiscal year 2001. Additional information regarding these charges is included below under the caption "Charges and Reserves."

     Interest expense, net was $5,980,000 and $14,804,000 in fiscal years 2002 and 2001, respectively. The decrease in net interest expense during fiscal year 2002 was primarily due to lower average outstanding borrowings for the Company's Domestic segment and lower interest rates on the Company's outstanding borrowings. As of January 25, 2003, the Domestic segment had no outstanding borrowings under its revolving credit facility. Interest income for the International segment decreased year over year, primarily as a result of lower interest earned on this segment's short-term investments.

     Other expense, net was $61,000 in fiscal year 2001. Other expense, net consisted primarily of amounts related to the Company's investment in a Brazilian company. The Company wrote-off its remaining investment in the Brazilian company during the fourth quarter of fiscal year 2001. Additional information regarding the write-off of the Company's investment in the Brazilian company is included below under the caption "Charges and Reserves."

     In accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"), the Company recorded a $170,616,000 charge to establish a valuation allowance for its net deferred tax assets including amounts related to its net operating loss carryforwards in the fourth quarter of fiscal year 2001. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of some portion or the remainder of the allowance. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation adjustments. The Company was not required to recognize any income tax expense in fiscal year 2002. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company's expectations regarding future taxable income and the Company's cumulative income or loss in the then most recent three-year period. Additional information regarding the valuation allowance recorded in fiscal year 2001 is included below under the caption "Charges and Reserves."

     On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period for net operating losses incurred during the Company's taxable years ended in 2001 and 2000 to five years from two years. In the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance for its net deferred tax assets recorded during the prior year and recognized an income tax benefit of $57,500,000 due to the extension of the carryback period. Additional information regarding the tax benefit recorded in fiscal year 2002 is included below under the caption "Charges and Reserves."

     In addition to the income tax expense recorded to establish the valuation allowance, the Company recognized income tax benefit of $80,912,000 during fiscal year 2001, reflecting an effective tax rate of approximately 37.3%. This effective tax rate was different from the statutory income tax rate as a result of state and local income taxes and non-deductible goodwill amortization. The Company recognized net income tax expense, including the income tax expense recorded to establish the valuation allowance and the income tax benefit, of $89,704,000 during fiscal year 2001.

     As a result of the foregoing factors, net income for fiscal year 2002 was $73,724,000, or $0.59 per diluted share. The tax benefit recognized in the first quarter of fiscal year 2002 increased net income by $57,500,000, or $0.46 per diluted share. The net loss for fiscal year 2001 was $309,458,000, or $2.72 per diluted share including the after-tax effects of charges for inventory liquidation, store closing and asset impairment, the reserve for legal matters and the deferred tax asset valuation allowance of $2,227,000, $47,728,000, $6,050,000 and $170,616,000, respectively. In total these charges impacted the fiscal year 2001 net loss by $1.98 per diluted share. Goodwill amortization recognized in fiscal year 2001 was $9,855,000, or $0.09 per diluted share. Additional information regarding the charges recorded in fiscal year 2001 for inventory liquidation, store closing and asset impairment, legal matters and the valuation allowance is included below under the caption "Charges and Reserves."

DOMESTIC SEGMENT

     Sales for the Domestic segment increased 3.1% in fiscal year 2002 to $4,622,479,000 from $4,485,293,000 in fiscal year 2001. Fiscal year 2001 included sales of approximately $76,740,000 from the 29 underperforming domestic superstores that were closed as of the first day of fiscal year 2002. The year-over-year sales increase was primarily due to a comparable-store sales increase of approximately 4%, coupled with the sales from new superstores opened in fiscal years 2002 and 2001. The sales increase was partially offset by the impact of the stores that were closed on the first day of fiscal year 2002. The Company's Domestic segment realized sequential quarter-over-quarter improvement in comparable-store sales during all four quarters of fiscal year 2002. The comparable-store sales gains were driven by both increased customer counts and higher average revenue per customer transaction primarily as a result of the Company's new merchandising and marketing initiatives, improved inventory in-stock position and better in-store execution. Fiscal year 2001 comparable-store sales for the Domestic segment were negatively impacted by the recession in the U.S. and negative consumer and business sentiment following the September 11th terrorist attacks.

     Gross profit for the Domestic segment was $1,161,113,000, or 25.1% of sales, in fiscal year 2002 and $1,052,544,000, or 23.5% of sales, in fiscal year 2001. The increase in gross margin as a percentage of sales was primarily due to improved leverage of certain fixed costs, such as occupancy costs for the segment's superstores, delivery centers and inventory distribution facilities, that are included in cost of merchandise sold. The improved leverage of fixed costs benefited the Domestic segment's gross margin by approximately 1.0% of sales. The Domestic segment's gross margin also benefited from continued efficiencies realized by the Company's PowerMax supply-chain network. In addition, prior year gross margin was negatively impacted by a charge for inventory liquidation recorded by the Company's Domestic segment related to its store closing program of $3,680,000, or 0.1% of sales. Additional information regarding the inventory liquidation charge is included below under the caption "Charges and Reserves."

     Operating results for the Domestic segment were income of $20,307,000 in fiscal year 2002 and a loss of $206,580,000 in fiscal year 2001. The fiscal year 2001 loss included charges for inventory liquidation, store closing and asset impairment and the reserve for legal matters recorded by the Domestic segment of $3,680,000, $76,761,000 and $10,000,000, respectively. The year-over-year improvement in the operating results of the Domestic segment was primarily due to the increase in gross profit as a percentage of sales and the improved leverage of store operating and selling expenses and general and administrative expenses as well as the charges recorded in fiscal year 2001. The improved leverage of store operating and selling expenses and general and administrative expenses was driven by the Domestic segment's comparable-store sales gains as well as the Company's continued expense control programs. Domestic segment payroll related expenses, which represent approximately 50% of the total store operating and selling expenses and general and administrative expenses, decreased in terms of absolute dollars and as a percentage of sales year-over-year.

     As a result of the foregoing factors, Domestic segment net income for fiscal year 2002 was $71,185,000, or $0.57 per diluted share. The tax benefit recognized in the first quarter of fiscal year 2002 increased the Domestic segment's net income by $57,500,000, or $0.46 per diluted share. The Domestic segment net loss for fiscal year 2001 was $312,089,000, or $2.74 per diluted share, including the after-tax effects of charges for inventory liquidation, store closing and asset impairment, reserve for legal matters and the valuation allowance of $2,227,000, $47,728,000, $6,050,000 and $170,616,000, respectively.
In total these charges impacted the fiscal year 2001 net loss by $1.98 per diluted share. Goodwill amortization recognized in fiscal year 2001 was $9,390,000, or $0.08 per diluted share. Additional information regarding the charges recorded in fiscal year 2001 for inventory liquidation, store closing and asset impairment, legal matters and the deferred tax asset valuation allowance is included below under the caption "Charges and Reserves."

INTERNATIONAL SEGMENT

     Sales for the International segment in fiscal year 2002 increased 8.9% to $153,084,000 from $140,584,000 in fiscal year 2001. This sales increase was primarily due to the new superstores opened in fiscal years 2002 and 2001, partially offset by a comparable-store sales decrease of approximately 3%. This segment opened three and five new superstores in fiscal years 2002 and 2001, respectively. This segment closed one superstore in fiscal year 2001. Comparable-store sales were negatively impacted by the changes in currency exchange rates during fiscal year 2002. In local currency, comparable-store sales were relatively flat for the International segment during fiscal year 2002. The Company expects the unfavorable currency exchange rate trends to continue to negatively impact comparable-store sales for OfficeMax de Mexico during at least the first half of fiscal year 2003.

     Gross profit for the International segment was $35,578,000, or 23.2% of sales, in fiscal year 2002 and $33,584,000, or 23.9% of sales, in fiscal year 2001. The decrease in gross margin as a percentage of sales was primarily due to the negative effect of currency exchange rate fluctuations on the cost of products sourced from the United States, partially offset by a sales mix shift towards higher margin supply merchandise.

     Operating income for the International segment was $4,338,000, or 2.8% of sales, in fiscal year 2002 and $4,664,000, or 3.3% of sales, in fiscal year 2001. The decrease in operating income as a percentage of sales was primarily due to the decrease in gross margin as a percentage of sales.

     Minority interest in the net income of the International segment was $2,441,000 and $2,973,000 in fiscal years 2002 and 2001, respectively.

     As a result of the foregoing factors, net income for the International segment was $2,539,000, or 1.7% of sales, in fiscal year 2002 and $2,631,000, or 1.9% of sales, in fiscal year 2001. International segment net income was $0.02 per diluted share in fiscal years 2002 and 2001. Goodwill amortization recognized in fiscal year 2001 was $465,000, or $0.01 per diluted share.

FISCAL YEAR 2001 (52 WEEKS) COMPARED TO FISCAL YEAR 2000 (53 WEEKS)

CONSOLIDATED OPERATIONS

     Sales in fiscal year 2001 decreased 9.7% to $4,625,877,000 from $5,121,337,000 in fiscal year 2000. Fiscal year 2000 included sales of approximately $224,026,000 from the Company's discontinued former Computer Business segment and 46 underperforming domestic superstores that were closed as of the first day of fiscal year 2001. Sales for the 53rd week included in fiscal year 2000 for the Company's Domestic segment were approximately $104,220,000. The year-over-year sales decrease was primarily due to the discontinued former Computer Business segment, the closed stores and the additional week of sales included in fiscal year 2000 as well as a comparable-store sales decrease of approximately 6%. Fiscal year 2001 comparable-store sales primarily reflect a comparable-store sales decrease of approximately 6% experienced by the Company's Domestic segment. Fiscal year 2001 comparable-store sales for the Domestic segment were negatively impacted by the recession in the U.S. and uncertain consumer and business sentiment following the September 11th terrorist attacks. These factors contributed to a decline in small business capital purchases and the formation of new company start-ups, as well as reduced consumer spending, particularly for technology and furniture products. Sales for the Company's International segment increased 21% during fiscal year 2001 to $140,584,000 from $116,269,000 primarily as a result of a comparable-store sales increase of approximately 7% and sales from the new superstores opened during fiscal years 2001 and 2000.

     Gross profit was $1,086,128,000, or 23.4% of sales, in fiscal year 2001 and $1,220,728,000, or 23.8% of sales, in fiscal year 2000. The Company's Domestic segment recorded inventory liquidation charges related to its store closing program in fiscal years 2001 and 2000 and a charge for a legal settlement in fiscal year 2000. These charges were included as a component of the Domestic segment's cost of merchandise sold. The de-leveraging of certain fixed costs, such as occupancy costs for the Company's superstores, delivery centers and inventory distribution facilities, which are included in cost of merchandise sold, primarily as a result of the comparable-store sales decrease experienced by the Company's Domestic segment, reduced gross profit by approximately 1.3% of sales during fiscal year 2001. The phase-out of the Company's low-margin former Computer Business segment, which was completed during fiscal year 2000, partially offset the impact of de-leveraging fixed costs included in cost of merchandise sold. Additional information regarding the inventory liquidation charges and the legal settlement is included below under the caption "Charges and Reserves."

     Store operating and selling expenses, which consist primarily of store payroll, operating and advertising expenses, decreased $78,493,000 to $1,052,958,000 in fiscal year 2001 from $1,131,451,000 in fiscal year 2000. This decrease was primarily a result of the phase-out of the former Computer Business segment, the closing of 46 underperforming domestic superstores as of the first day of fiscal year 2001 and the 53rd week included in the fiscal year 2000 results for the Company's Domestic segment. As a percentage of sales, store operating and selling expenses increased to 22.8% in fiscal year 2001 from 22.1% in fiscal year 2000. The increase as a percentage of sales was primarily due to the de-leveraging of certain operating expenses in the Company's Domestic segment and a $10,000,000 charge to record a reserve for legal matters recorded in the Company's Domestic segment during the third quarter of fiscal year 2001. Additional information regarding the legal reserve is included below under the caption "Charges and Reserves."

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

     Goodwill amortization was $9,855,000 in fiscal year 2001 and $9,863,000 in fiscal year 2000. During those fiscal years, goodwill was capitalized and amortized over 10 to 40 years using the straight-line method. As a result of a new accounting standard, FAS 142, that was effective for the Company as of the beginning of fiscal year 2002, goodwill is no longer amortized, but will be tested for impairment at least annually. Additional information regarding this new accounting standard is included below under the caption "Significant Accounting Policies."

     Pre-opening expenses were $2,790,000 and $7,113,000 in fiscal years 2001 and 2000, respectively. Pre-opening expenses, which consist primarily of store payroll, supplies and grand opening advertising for new superstores, are expensed as incurred and, therefore, fluctuate from period to period depending on the timing and number of new store openings. Total pre-opening expenses for the Domestic segment were $1,801,000 in fiscal year 2001 and $6,061,000 in fiscal year 2000. The Company's Domestic segment opened 17 new superstores and completed the expansion of its PowerMax distribution facility in Las Vegas in fiscal year 2001 and opened 54 new superstores in fiscal year 2000. The Company's Domestic segment also incurred pre-opening expenses of approximately $1,000,000 during fiscal year 2000 to open a PowerMax inventory distribution facility. The Company's International segment opened five and eight new superstores in Mexico during fiscal years 2001 and 2000, respectively, and incurred pre-opening expenses of approximately $989,000 and $1,052,000 during those years.

     Store closing and asset impairment charges were $76,761,000 and $109,578,000 in fiscal years 2001 and 2000, respectively. Twenty-nine underperforming domestic superstores were included in the net charge for fiscal year 2001 and 48 underperforming domestic superstores were included in the net charge for fiscal year 2000. Additional information regarding these charges is included below under the caption "Charges and Reserves."

     Interest expense, net, was $14,804,000 and $16,493,000 in fiscal years 2001 and 2000, respectively. The decrease in net interest expense during fiscal year 2001 was primarily due to reduced average outstanding borrowings for the Company's Domestic segment and lower interest rates. As of January 26, 2002, the Domestic segment had outstanding borrowings under its revolving credit facility of $20,000,000. Interest income for the International segment decreased year over year, primarily as a result of lower interest earned on this segment's short-term investments.

     Other expense, net, was $61,000 in fiscal year 2001 and $60,000 in fiscal year 2000. Other expense, net, consists primarily of amounts related to the Company's investment in a Brazilian Company. The Company wrote-off its remaining investment in the Brazilian company during the fourth quarter of fiscal year 2001. Additional information regarding the write-off of the Company's investment in the Brazilian company is included below under the caption "Charges and Reserves."

     In accordance with the provisions of FAS 109, the Company recorded a $170,616,000 charge to establish a valuation allowance for its net deferred tax assets including amounts related to its net operating loss carryforwards, in the fourth quarter of fiscal year 2001. In addition to the income tax expense recorded to establish the valuation allowance, the Company recognized income tax benefit of $80,912,000 during fiscal year 2001, reflecting an effective tax rate of approximately 37.3%. The Company recognized an income tax benefit of $79,076,000 in fiscal year 2000, reflecting an effective tax rate of approximately 37.6%. The effective tax rates for both years were different from the statutory income tax rate as a result of state and local income taxes and non-deductible goodwill amortization. The Company recognized net income tax expense, including the income tax expense recorded to establish the valuation allowance and the income tax benefit, of $89,704,000 during fiscal year 2001. Additional information regarding the valuation allowance recorded in fiscal year 2001 is included below under the caption "Charges and Reserves."

     As a result of the foregoing factors, the net loss for fiscal year 2001 was $309,458,000, or $2.72 per diluted share, including the after-tax effects of charges for inventory liquidation, store closing and asset impairment, the reserve for legal matters and the deferred tax asset valuation allowance of $2,227,000, $47,728,000, $6,050,000 and $170,616,000, respectively. In total, these charges impacted the fiscal year 2001 net loss by $1.98 per diluted share. The net loss for fiscal year 2000 was $133,166,000, or $1.20 per diluted share, including the after-tax effects of charges for litigation settlement, inventory liquidation and store closing and asset impairment of $11,679,000, $4,946,000 and $66,843,000, respectively. In total, these charges impacted the fiscal year 2000 net loss by $0.74 per diluted share. Additional information regarding the charges for inventory liquidation and store closing and asset impairment recorded during fiscal years 2001 and 2000 as well as the reserve for legal matters and the litigation settlement recorded in fiscal years 2001 and 2000, respectively, and the valuation allowance recorded in fiscal year 2001 is included below under the caption "Charges and Reserves."

DOMESTIC SEGMENT

     Sales for the Domestic segment in fiscal year 2001 decreased 10.4% to $4,485,293,000 from $5,005,068,000 in fiscal year 2000. Fiscal year 2000 included sales of approximately $224,026,000 from the Company's discontinued former Computer Business segment and 46 underperforming domestic superstores that were closed as of the first day of fiscal year 2001. Sales for the 53rd week included in fiscal year 2000 for this segment were approximately $104,220,000. The year-over-year sales decrease was primarily due to the discontinued former Computer Business segment, the closed stores and the additional week of sales included in fiscal year 2000 as well as a comparable-store sales decrease of approximately 6%. Fiscal year 2001 comparable-store sales were negatively impacted by the recession in the U.S. and uncertain consumer and business sentiment following the September 11th terrorist attacks. These factors contributed to a decline in both small business capital purchases and the formation of new company startups, as well as reduced consumer spending, particularly for technology and furniture products. Sales for certain items, such as furniture and certain technology products were also impacted by declines in average sales prices.

     Gross profit for the Domestic segment was $1,052,544,000, or 23.5% of sales, in fiscal year 2001 and $1,188,739,000, or 23.8% of sales, in fiscal year 2000. Certain fixed costs, such as occupancy costs for the segment's superstores, delivery centers and inventory distribution facilities, are included in cost of merchandise sold. The de-leveraging of these costs, primarily as a result of the comparable-store sales decrease, reduced gross margin by approximately 1.3% of sales during fiscal year 2001. The phase-out of the Company's low-margin former Computer Business segment, which was completed during fiscal year 2000, partially offset the impact of de-leveraging fixed costs included in cost of merchandise sold. The Domestic segment recorded inventory liquidation charges related to its store closing program in fiscal years 2001 and 2000 of $3,680,000, or 0.1% of sales, and $8,244,000, or 0.2% of sales, respectively. The Domestic segment also recorded a charge for a legal settlement in fiscal year 2000 of $19,465,000, or 0.4% of sales. These charges were included as a component of the Domestic segment's cost of merchandise sold. Additional information regarding the inventory liquidation charges and the charge for a legal settlement is included below under the caption "Charges and Reserves."

     Operating results for the Domestic segment were a loss of $206,580,000 in fiscal year 2001 and a loss of $198,493,000 in fiscal year 2000. The fiscal year 2001 loss included charges for inventory liquidation, store closing and asset impairment and the reserve for legal matters recorded by the Domestic segment of $3,680,000, $76,761,000 and $10,000,000, respectively. The fiscal year 2000 loss included charges for inventory liquidation, litigation settlement and store closing and asset impairment recorded by the Domestic segment of $8,244,000, 19,465,000 and $109,578,000, respectively. The increase in the operating loss for the Domestic segment was primarily due to the overall sales decrease experienced by this segment and the related decrease in gross profit. The decrease in gross profit was partially offset by reduced store operating and selling, and general and administrative expenses.

     As a result of the foregoing factors, the Domestic segment's net loss for fiscal year 2001 was $312,089,000, or $2.74 per diluted share, including the after-tax effects of charges for inventory liquidation, store closing and asset impairment, the reserve for legal matters and the deferred tax asset valuation allowance of $2,227,000, $47,728,000, $6,050,000 and $170,616,000, respectively.
In total, these charges impacted the fiscal year 2001 net loss by $1.98 per diluted share. The Domestic segment's net loss for fiscal year 2000 was $137,188,000, or $1.24 per diluted share, including the after-tax effects of charges for litigation settlement, inventory liquidation and store closing and asset impairment of $11,679,000, $4,946,000 and $66,843,000, respectively. In total, these charges impacted the fiscal year 2000 net loss by $0.74 per diluted share. Additional information regarding the charges for inventory liquidation and store closing and asset impairment recorded during fiscal years 2001 and 2000 as well as the reserve for legal matters and the litigation settlement recorded in fiscal years 2001 and 2000, respectively, and the valuation allowance recorded in fiscal year 2001 is included below under the caption "Charges and Reserves."

INTERNATIONAL SEGMENT

     Sales for the International segment in fiscal year 2001 increased 20.9% to $140,584,000 from $116,269,000 in fiscal year 2000. This sales increase was primarily due to a comparable-store sales increase of approximately 7% and new superstores opened in fiscal years 2001 and 2000. This segment opened five and eight new superstores in fiscal years 2001 and 2000, respectively. This segment closed one superstore in fiscal year 2001. The comparable-store sales increase experienced by this segment was primarily due to growth in the sales of computers and related peripherals. These items accounted for approximately 54% of the International segment's sales in fiscal year 2001 as compared to 51% of this segment's sales in fiscal year 2000.

     Gross profit for the International segment was $33,584,000, or 23.9% of sales, in fiscal year 2001 and $31,989,000, or 27.5% of sales, in fiscal year 2000. The decrease in gross margin as a percentage of sales was primarily due to the growth in the low-margin computer and peripheral product categories which generate lower margins than sales of supply products.

     Operating income for the International segment was $4,664,000, or 3.3% of sales, in fiscal year 2001 and $4,943,000, or 4.3% of sales, in fiscal year 2000. The decrease in operating income as a percentage of sales was primarily due to the decrease in gross profit as a percentage of sales, partially offset by improved leverage of store operating and selling expenses.

     Minority interest in the net income of the International segment was $2,973,000 and $2,139,000 in fiscal years 2001 and 2000, respectively.

     As a result of the foregoing factors, net income for the International segment was $2,631,000, or 1.9% of sales, in fiscal year 2001 and $4,022,000, or 3.5% of sales, in fiscal year 2000. International segment net income was $0.02 per diluted share in fiscal year 2001 and $0.04 per diluted share in fiscal year 2000.

CHARGES AND RESERVES

STORE CLOSING PROGRAM

     Fiscal Year 2002. In December 2002, the Company conducted a review of its domestic real estate portfolio and committed to close eight underperforming superstores and one delivery center. In conjunction with these closings, the Company recorded a pre-tax charge for store closing and asset impairment of $11,915,000 during the fourth quarter of fiscal year 2002. Major components of the charge included lease disposition costs of $9,118,000, asset impairment and disposition of $2,530,000 and other closing costs of $267,000. Estimated lease disposition costs in the charge included the aggregate rent expense for the closing stores, net of approximately $6,849,000 of expected future sublease income. The Company estimated future sublease income for the closing stores based on real estate studies prepared by independent real estate industry advisors. Also during the fourth quarter of fiscal year 2002, the Company reversed certain portions of the store closing reserves established in fiscal year 2001 and fiscal year 2000, respectively, when those portions of the reserves were deemed no longer necessary. The reversals reduced the fiscal year 2002 charge by approximately $11,203,000. Additional information regarding the reversal of portions of the store closing reserve is included within this section under the sub-headings "Fiscal Year 2001" and "Fiscal Year 2000." The Company recorded a pre-tax charge for asset impairment of $1,777,000 during the second quarter of fiscal year 2002. In total, the net charges for store closing and asset impairment reduced fiscal year 2002 net income by $2,489,000 or $0.02 per diluted share.

     Fiscal Year 2001. During the fourth quarter of fiscal year 2001, the Company announced that it had completed a review of its domestic real estate portfolio and elected to close 29 underperforming domestic superstores. In conjunction with these store closings, the Company recorded a pre-tax charge for store closing and asset impairment of $79,838,000 during the fourth quarter of fiscal year 2001. Major components of the charge included lease disposition costs of $53,646,000, asset impairment and disposition of $20,674,000 and other closing costs, including severance, of $5,518,000. Estimated lease disposition costs in the charge included the aggregate rent expense for the closed stores, net of approximately $42,344,000 of expected future sublease income. The Company estimated future sublease income for the closed stores based on real estate studies prepared by independent real estate industry advisors. During the fourth quarter of fiscal year 2001, certain portions of the reserve for store closing costs established during fiscal year 2000 were deemed no longer necessary and reversed. This reversal reduced the fiscal year 2001 charge by approximately $3,077,000. Additional information regarding the reversal of a portion of the store closing reserve is included within this section under the sub-heading "Fiscal Year 2000." The net charge of $76,761,000, net of income tax benefit, reduced fiscal year 2001 net income by $47,728,000, or $0.42 per diluted share. Also during the fourth quarter of fiscal year 2001, the Company recorded an additional pre-tax charge of $3,680,000 as a result of the inventory liquidation at the closed stores. The inventory liquidation charge, net of income tax benefit, reduced fiscal year 2001 net income by $2,227,000, or $0.02 per diluted share.

     Included in the charge for store closing and asset impairment was $5,631,000 of expense related to the write-off of the Company's investment in a Brazilian company, as well as receivables from the Brazilian company.


     The 29 stores were closed during the first quarter of fiscal year 2002 upon completion of the liquidation process that began as of the first day of fiscal year 2002. The results of operations for the 29 closed stores were assumed by a third-party liquidator and, accordingly, were not included in the Company's consolidated results of operations for fiscal year 2002.

     During the fourth quarter of fiscal year 2002, the Company reversed approximately $8,847,000 of the reserve for store closing costs originally established in fiscal year 2001, as a result of management's successful efforts to sublease closed stores and negotiate early terminations of leases.

     Fiscal Year 2000. During fiscal year 2000, the Company announced that it had conducted a review of its domestic real estate portfolio and elected to close 50 underperforming domestic superstores. In conjunction with these store closings, the Company recorded a pre-tax charge for store closing and asset impairment of $109,578,000 during the fourth quarter of fiscal year 2000. Major components of the charge included lease disposition costs of $89,815,000, asset impairment and disposition costs of $13,071,000 and other closing costs, including severance, of $6,692,000. Estimated lease disposition costs in the charge included the aggregate rent expense for the closed stores, net of approximately $83,981,000 of expected future sublease income. The Company estimated future sublease income for the closed stores based on real estate studies prepared by independent real estate industry advisors. The charge, net of income tax benefit, reduced net income by $66,843,000, or $0.59 per diluted share, during fiscal year 2000. Also during the fourth quarter of fiscal year 2000, the Company recorded an additional pre-tax charge of $8,244,000 as a result of the inventory liquidation at the closed stores. The inventory liquidation charge, net of income tax benefits, reduced fiscal year 2000 net income by $4,946,000, or $0.05 per diluted share.

     Of the 50 superstores originally expected to close, 48 were liquidated and closed during fiscal year 2001. During the fourth quarter of fiscal year 2001, the Company elected not to close the remaining two stores due to changes in competitive and market conditions and reversed the charge originally recorded to close those stores. In total, approximately $3,077,000 of the original charge recorded in fiscal year 2000 was reversed during the fourth quarter of fiscal year 2001, primarily as a result of the two stores management elected not to close and certain equipment lease termination costs that were lower than expected. During the fourth quarter of fiscal year 2002, the Company reversed approximately $2,356,000 of the reserve originally established in fiscal year 2000, as a result of management's successful efforts to sublease closed stores and negotiate early terminations of leases. The results of operations for 46 of the 48 closed stores were assumed by a third-party liquidator and, accordingly, were not included in the Company's consolidated results of operations after January 27, 2001.

     See Note 2 of Notes to Consolidated Financial Statements of the Company for additional information regarding the store closing and asset impairment charges.

INCOME TAXES

     In the fourth quarter of fiscal year 2001, the Company recorded a charge of approximately $170,616,000, or $1.49 per diluted share, to establish a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of FAS 109, which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. Although management believes the Company's results for those periods were heavily affected by deliberate and planned infrastructure improvements, including its PowerMax distribution network and state-of-the-art SAP computer system, as well as an aggressive store closing program, the Company's cumulative loss in the three-year period ended on January 26, 2002 represented negative evidence sufficient to require a full valuation allowance under the provisions of FAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of some portion or the remainder of the allowance. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company's expectations regarding future taxable income and the Company's cumulative income or loss in the then most recent three-year period.

     On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period for net operating losses incurred during the Company's taxable years ended in 2001 and 2000 to five years from two years. During the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit of $57,500,000 due to the extension of the carryback period. The income tax benefit increased fiscal year 2002 net income by $0.46 per diluted share.

     Also during fiscal year 2002, the Company received refunds of amounts on deposit with the IRS of approximately $30,000,000 related to prior year tax returns.

     See Note 6 of Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.

LEGAL SETTLEMENT -- FISCAL YEAR 2001

     During the third quarter of fiscal year 2001, the Company recorded a pre-tax charge of $10,000,000 to provide for the settlement of a class action lawsuit in California regarding overtime wages and the classification of exempt employees, as well as other legal matters. The charge was included as a component of store operating and selling expenses. The charge, net of income tax benefit, increased the net loss in fiscal year 2001 by $6,050,000 or $0.05 per diluted share.

LEGAL SETTLEMENT -- FISCAL YEAR 2000

     During the third quarter of fiscal year 2000, the Company, based on changes in circumstances and the advice of outside legal counsel, elected to settle its lawsuit with Ryder Integrated Logistics prior to trial. As a result of the settlement, the Company recorded a pre-tax charge of $19,465,000, which was included as a component of cost of merchandise sold. The charge, net of income tax benefit, increased the net loss in fiscal year 2000 by $11,679,000, or $0.10 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations provided $93,579,000 of cash during fiscal year 2002, primarily as a result of net income of $73,724,000, including the tax benefit of $57,500,000 due to the extension of the carryback period. During fiscal year 2002, the Company received refunds of amounts on deposit with the IRS related to prior year tax returns of approximately $30,000,000. See Note 6 of Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes. These sources of cash, as well as non-cash expense for depreciation of $90,161,000, were partially offset by changes in working capital. Inventory increased $46,145,000 from the end of the prior fiscal year due to planned purchases to support the Company's comparable-store sales growth during the important new year "Back-to-Business" selling period in January and February. Accounts payable decreased $90,157,000 since the end of the prior fiscal year, primarily as a result of the Company's decisions to take advantage of special discounts and forego extended terms offered by its vendors and increased fourth quarter purchases of foreign-sourced inventory which typically have shorter payment terms than inventory sourced domestically. The change in overdraft balances since the end of the previous fiscal year is reflected in the Consolidated Statement of Cash Flows as a financing activity. The overdraft balances are included as a component of accounts payable in the Company's Consolidated Balance Sheet. As a result of the foregoing factors, accounts payable-to-inventory leverage decreased to 47.2% as of January 25, 2003, from 56.0% as of January 26, 2002. During fiscal year 2002, annualized inventory turns improved to 3.8 times per year from 3.4 times per year in the prior year, primarily as a result of the Company's continued, successful supply-chain management initiatives. The Company's operations provided $231,021,000 of cash during fiscal year 2001 primarily as a result of a reduction in inventory of $274,261,000, partially offset by a decrease in accounts payable of $57,035,000. The reduction in inventory was the result of the Company's supply-chain management initiatives. The Company's operations used $13,930,000 of cash during fiscal year 2000.

     Net cash used for investing activities, primarily capital expenditures for new and remodeled superstores and information technology initiatives, was $51,835,000 in fiscal year 2002, as compared to $50,377,000 in fiscal year 2001 and $141,134,000 in fiscal year 2000. Capital expenditures were $49,188,000, $49,228,000 and $134,812,000 in fiscal years 2002, 2001 and 2000, respectively.
The Company expects capital expenditures for fiscal year 2003, primarily for store remodels, information technology initiatives, including the new point-of-sale system, and new store openings, to be approximately $100,000,000.

     Net cash provided by financing was $19,454,000 in fiscal year 2002. Fiscal year 2002 financing activities primarily represented an increase in overdraft balances of $36,210,000 and a reduction of outstanding borrowings under the Company's revolving credit facility of $20,000,000. In addition to funding capital expenditures, the Company has used its cash from operations to reduce borrowings under the Company's revolving credit facility by $220,000,000 over the past two fiscal years. The Company had no outstanding borrowings under the revolving credit facility as of January 25, 2003. Net cash used for financing was $232,263,000 in fiscal year 2001, which primarily represented a reduction of outstanding borrowings under the Company's revolving credit facility of $200,000,000. Net cash provided by financing was $209,880,000 in fiscal year 2000. Fiscal year 2000 financing activities primarily represented borrowings under the Company's revolving credit facility and the issuance of $50,000,000 of redeemable preferred shares.

     The Company opened five new superstores in the United States and three new superstores in Mexico in fiscal year 2002 and plans to open approximately the same number of domestic superstores during fiscal year 2003 and up to ten new superstores in Mexico. Management estimates that the Company's cash requirements for opening a domestic superstore, exclusive of pre-opening expenses, will be approximately $900,000, including approximately $425,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $400,000 for the portion of store inventory that is not financed by accounts payable to vendors. Pre-opening expenses are expected to average approximately $90,000 per domestic and international superstore in fiscal year 2003.

     On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period for net operating losses incurred during the Company's taxable years ended in 2001 and 2000 to five years from two years. In the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance for its net deferred tax assets recorded during the prior year and recognized an income tax benefit of $57,500,000 due to the extension of the carryback period. The Company has received refunds for the additional net operating loss carryback resulting from the extension of the carryback period. Also during fiscal year 2002, the Company received refunds of amounts on deposit with the IRS related to prior year tax returns of approximately $30,000,000. See Note 6 of Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.

     Due to the decline in Kmart's debt rating, the Company was required to purchase, during the first quarter of fiscal year 2002, the mortgage notes on two of its store properties for an aggregate amount of $5,085,000. Both of the properties are occupied by the Company. Principal and interest payments to the Company under the mortgage notes are secured by the Company's rent payments under the related lease agreements. Interest on the mortgage notes accrues to the Company at an average rate of approximately 10% per annum which exceeds the Company's current borrowing rate. The Company does not expect the decline in Kmart's debt rating or Kmart's subsequent bankruptcy filing to have a material adverse impact on OfficeMax's financial position or the results of its operations. See Note 3 of Notes to Consolidated Financial Statements of the Company for additional information regarding the Company's relationship with Kmart.

     During the fourth quarter of fiscal year 2000, the Company entered into a senior secured revolving credit facility. During the first quarter of fiscal year 2002, the Company extended the term of the revolving credit facility until February 27, 2004. The revolving credit facility is secured by a first priority perfected security interest in the Company's inventory and certain accounts receivable and provides for borrowings of up to $700,000,000 at the bank's base rate or Eurodollar Rate plus 1.75% to 2.50% depending on the level of borrowing. As of January 25, 2003, the Company had no outstanding borrowings under the revolving credit facility. As of January 26, 2002, the Company had outstanding borrowings of $20,000,000 under the revolving credit facility at a weighted average interest rate of 4.75%. Also under this facility, the Company had $117,136,000 and $111,580,000 of standby letters of credit outstanding as of January 25, 2003 and January 26, 2002, respectively, in connection with its insurance programs and two synthetic operating leases. These letters of credit reduce the Company's available borrowing capacity under the revolving credit facility. The Company pays quarterly usage fees of between 1.62% and 1.87% per annum on the outstanding standby letters of credit.

     The Company pays quarterly fees of 0.25% per annum on the unused portion of the revolving credit facility. Available borrowing capacity under the revolving credit facility is calculated as a percentage of the Company's inventory and certain accounts receivable. As of January 25, 2003, the Company had unused and available borrowings under the revolving credit facility in excess of $444,000,000.

     During the second quarter of fiscal year 2000, the Company repaid the outstanding balance of its mortgage loan in the amount of $16,100,000. The mortgage loan was secured by the Company's international corporate headquarters and had an original maturity of January 2007.

     During the fourth quarter of fiscal year 2000, the Company assumed an eleven-year $1,800,000 mortgage loan secured by real estate occupied by the Company. The Company had previously leased this real estate. As of January 25 2003, $1,518,000 of the mortgage loan was outstanding. The mortgage loan bears interest at a rate of 5.0% per annum. Maturities of the mortgage loan including interest will be approximately $213,000 for each of the next five years.

     The Company expects its funds generated from operations as well as its current cash reserves and, when necessary, seasonal short-term borrowings to be sufficient to finance its operations and capital requirements. The Company is negotiating an extension of its current revolving credit facility which expires in February 2004. The Company expects to finalize the extension during the first half of fiscal year 2003, on equally favorable terms as compared to its current agreement.

OFF BALANCE SHEET ARRANGEMENTS

     The Company occupies two of its PowerMax inventory distribution facilities under synthetic operating leases with initial lease terms expiring in fiscal year 2004. One of the synthetic operating leases can be extended at the Company's option until fiscal year 2006. The Company leases the PowerMax facilities from special purpose entities ("SPEs") that have been established by nationally prominent, creditworthy commercial lessors to facilitate the financing of those assets for the Company. No officers, directors or employees of the Company hold any direct or indirect equity interest in such SPEs. The SPEs finance the cost of the property through the issuance of commercial paper. The Company has provided standby letters of credit of approximately $81,000,000 in support of the commercial paper. In the event that the Company defaults on its obligations under the leases, the SPEs could draw on the letters of credit in order to redeem the commercial paper. These letters of credit reduce the Company's available borrowing capacity under the Company's revolving credit facility. Upon expiration of the synthetic operating leases, the Company can elect to purchase the related assets of both facilities at a total cost specified in the lease agreements of approximately $80,000,000. If the Company does not elect to purchase the related assets, the Company is required to honor certain fair value guarantees. These guarantees require the Company to reimburse the lessor for any shortfall from a fair value specified in the lease agreements. Currently, the Company expects to purchase the related assets upon expiration of the synthetic operating leases, or otherwise enter into an arrangement to maintain the continued use of these facilities.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The Company is assessing the impact of adoption of FIN 46. However, based on management's preliminary assessment, it is reasonably possible that the Company will be required to consolidate the VIEs (previously referred to as SPEs or special purpose entities) from which it leases two of its PowerMax inventory distribution facilities beginning in the third quarter of fiscal year 2003. If the Company is required to consolidate the VIEs, the assets and related depreciation, liabilities and non-controlling interests of these VIEs will be reflected in the Company's consolidated financial statements. Additional information regarding the adoption of FIN 46 is included below under the caption "Recently Issued Accounting Pronouncements."

CONTRACTUAL OBLIGATIONS

     The Company is obligated to make future payments under various contracts such as its revolving credit facility, operating leases and other contractual obligations. The following table summarizes the Company's significant contractual obligations as of January 25, 2003:

(In thousands)

                                                           Payments Due by Period
                                    ------------------------------------------------------------------------
                                                     Less than                                      After
Contractual Obligations                Total          1 year        1-3 years      4-5 years       5 years
                                    ----------       ---------      ---------      ---------      ----------
    Long-term Debt                  $    1,518       $    128       $    301       $    333       $      756
    Operating Leases                 2,715,256        349,332        621,648        510,465        1,233,811
    Other Obligations                   21,750         21,750             --             --               --
                                    ----------       --------       --------       --------       ----------
Total Contractual Obligations       $2,738,524       $371,210       $621,949       $510,798       $1,234,567
                                    ==========       ========       ========       ========       ==========

     Long-term Debt. Amount represents a mortgage loan secured by real estate occupied by the Company. The Company had previously leased this real estate.

     Operating Leases. Amount represents rents due under the Company's operating leases and includes future lease payments under two synthetic operating lease agreements of approximately $6,000,000 and $4,000,000 during fiscal years 2003 and 2004, respectively.

     Other Obligations. Amount represents the full value of the Company's outstanding Series B Serial Preferred Shares (the "Series B Shares") of $21,750,000. See "Gateway Alliance" below and Note 11 of Notes to Consolidated Financial Statements of the Company for additional information regarding the Series B Shares.

     Unconditional Purchase Obligations. In accordance with an amended and restated joint venture agreement, the minority owner of the Company's subsidiary in Mexico, OfficeMax de Mexico, can elect to put its remaining 49% interest in the subsidiary to the Company, if certain earnings targets are achieved. These earnings targets are calculated quarterly on a rolling four quarter basis. If the earnings targets are achieved and the minority owner elects to put its ownership interest to the Company, the purchase price would be equal to fair value calculated based on the subsidiary's earnings for the last four quarters before interest, taxes, depreciation and amortization and current market multiples of similar companies. The fair value purchase price for fiscal year 2003 is currently estimated at $25,000,000 to $30,000,000.

OTHER SIGNIFICANT COMMERCIAL COMMITMENTS

       The following table summarizes the Company's significant commercial commitments as of January 25, 2003:

(In thousands)

                                                 Amount of Commitment Expiration Per Period
                                      ------------------------------------------------------------------
                                                     Less than                                    After
Other Commercial Commitments           Total          1 year        1-3 years      4-5 years     5 years
                                      --------       ---------      ---------      --------      -------
      Lines of Credit                 $     --       $     --       $     --       $    --       $    --
      Standby Letters of Credit        117,136             --        117,136            --            --
                                      --------       --------       --------       -------       -------
Total Commercial Commitments          $117,136       $     --       $117,136       $    --       $    --
                                      ========       ========       ========       =======       =======

     Lines of Credit. As of January 25, 2003 the Company had no outstanding borrowings under its revolving credit facility. The revolving credit facility expires in February 2004, however, the Company is negotiating an extension of this facility and expects to finalize the extension during the first half of fiscal year 2003.

     Standby Letters of Credit. Amount represents outstanding letters of credit issued in connection with the Company's insurance programs and two synthetic operating leases. These letters of credit are issued under the Company's revolving credit facility. The revolving credit facility expires in February 2004, however, the Company is negotiating an extension of this facility and expects to finalize the extension during the first half of fiscal year 2003.

SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual amounts could differ from these estimates and different amounts could be reported using different assumptions and estimates.

     The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements. Management believes that of its significant accounting policies, its policies concerning inventories, income taxes, impairment of long-lived assets, goodwill, vendor income recognition and facility closure costs involve high degrees of judgments, estimates, and complexity. The estimates and judgments made by management in regards to these policies have the most significant impact on the Company's reported financial position and operating results. Additional information regarding these policies is set forth below.

INVENTORIES

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

     The Company records cost markdowns for inventory not expected to be part of its ongoing merchandise offering. These markdowns amounted to $6,250,000 and $4,500,000 as of January 25, 2003 and January 26, 2002, respectively. Management estimates the required allowance for future inventory cost markdowns based on historical information regarding product sell through and gross margin rates for similar products. If actual sell through or gross margin rates for discontinued inventory are different than management's estimates, additional inventory markdowns may be required and the Company's gross margin could be adversely impacted.

INCOME TAXES

     The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). In accordance with that standard, the Company recorded a valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards as of January 26, 2002. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company's expectations regarding future taxable income and the Company's cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. See Note 6 of Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews its long-lived assets for possible impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable by the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If impairment exists, the carrying amount of the asset is reduced to fair value, or fair value less the cost to sell, depending upon whether the asset is held for use or disposal, respectively. The Company evaluates possible impairment of long-lived assets for each of its retail stores individually based on management's estimate of the store's future earnings before interest, taxes, depreciation and amortization. Long-lived assets for which the Company cannot specifically identify cash flows that are largely independent of the cash flows of other long-lived assets, such as its corporate and distribution facilities, are evaluated based on management's estimate of the Company's future consolidated operating cash flows. During fiscal years 2002, 2001 and 2000, the Company recorded impairment losses of $4,107,000, $8,325,000 and $2,399,000, respectively. If actual future operating results or cash flows are different than management's estimates, additional impairment losses may be required. See
Note 2 of Notes to Consolidated Financial Statements of the Company for additional information regarding impairment losses recorded by the Company.

GOODWILL

     Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. Through the end of fiscal year 2001, the Company amortized its goodwill over 10 to 40 years using the straight-line method. As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142"), that was effective for the Company as of the beginning of fiscal year 2002, goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually. The Company completed the initial impairment test during the second quarter of fiscal year 2002 and concluded that the fair value of both of the Company's reporting units (Domestic and International) exceeded their respective carrying values as of January 27, 2002 and, therefore, no impairment existed at that date. In addition to the initial impairment test completed during the second quarter of fiscal year 2002, the Company elected to perform the first of its annual impairment tests during the fourth quarter of fiscal year 2002 and concluded that the fair value of both of the Company's reporting units exceeded their respective carrying values and no impairment charge was required. The Company engaged a financial advisory firm to assist management in completing the impairment tests and to prepare certain analyses regarding the fair value of the Company's reporting units. In developing its analyses, the financial advisory firm reviewed plans prepared by management, interviewed senior managers of the Company and performed independent research. Calculations regarding the fair value of the Company's reporting units, including the analyses prepared by the financial advisory firm, rely primarily on forecasts and projections regarding future operating results and cash flows, which require management to make estimates and assumptions. If actual operating results or cash flows are different than management's estimates and assumptions, the Company could be required to record impairment charges in future periods. In future years, the Company will be required to complete the annual impairment test during its fourth fiscal quarter.

VENDOR INCOME RECOGNITION

     The Company participates in various cooperative advertising and other vendor marketing programs with its vendors. Consideration received from vendors for cooperative advertising programs is recognized as a reduction of advertising expense in the period in which the related expense is incurred. Consideration received from vendors for other vendor marketing programs is recognized as a reduction of cost of merchandise sold, unless the consideration represents a reimbursement of a specific cost incurred by the Company, in which case the consideration is recognized as a reduction of the related expense. The Company also participates in various volume purchase rebate programs with its vendors. These programs typically include annual purchase targets and offer increasing tiered rebates based on the Company achieving certain purchase levels. The Company recognizes consideration received from vendors for volume purchase rebate programs as a reduction of cost of merchandise sold as the related inventory is sold. For tiered volume purchase rebate programs, the Company recognizes the rebates based on expected purchases during the rebate program period. The Company calculates expected purchases during the rebate program period based on its replenishment model which utilizes a product and store specific algorithm that incorporates recent sales trends, upcoming promotional events and other relevant data to project sales and the related replenishment requirements. The Company revises its purchase expectations at least quarterly throughout the rebate program period. If actual purchases are different than management's expectations, adjustments to the results of operations may be necessary.

     In November 2002, the FASB Emerging Issues Task Force ("Task Force") issued EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the following two issues: (i) the classification in a reseller's financial statements of cash consideration received from a vendor ("Issue 1"); and (ii) the timing of recognition by a reseller of a rebate or refund from a vendor that is contingent upon achieving a specific cumulative level of purchases or remaining a customer for a specified time period ("Issue 2"). Issue 1 is effective for all new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Issue 2 is effective for all new arrangements initiated after November 21, 2002.

     As noted above, the Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors reimburse the Company for a portion of its advertising costs. Any change to the Company's accounting for cooperative advertising arrangements or other vendor marketing programs could result in consideration received from our vendors being used to lower product costs in inventory rather than as an offset to our advertising costs. Such a change could impact the timing of recognition of cash consideration received from our vendors and could increase our gross profit and net advertising expenses. The Company has not yet completed its assessment of whether, or to what extent, EITF 02-16 will impact its results of operations during fiscal year 2003. See "Recently Issued Accounting Pronouncements" below for additional information regarding EITF 02-16.

FACILITY CLOSURE COSTS

     The Company continuously reviews its real estate portfolio to identify underperforming facilities and closes those facilities that are no longer strategically or economically viable. The Company accrues estimated closure costs in the period in which management approves a plan to close a facility. The accrual for estimated closure costs is net of expected future sublease income, which is estimated by management based on real estate studies prepared by independent real estate industry advisors. Management periodically engages independent real estate industry advisors to update the real estate studies utilized to calculate the reserves for facility closure costs. During fiscal year 2002, the Company engaged independent real estate industry advisors to prepare real estate studies regarding the domestic facilities the Company committed to close during the fourth quarter of fiscal year 2002 and to update the real estate studies prepared for all of the domestic facilities the Company closed in prior years. The remaining reserves for facility closure costs recorded in prior fiscal years were adjusted, as necessary, based on these updated real estate studies. If actual sublease income is different than management's estimate, adjustments to the Company's store closing reserves may be necessary.

     During January 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). The adoption of FAS 146 had no immediate impact on the Company's financial position, or results of operations, but will affect the timing and recognition of future facility closure costs that may be reported by the Company. See "Recently Issued Accounting Pronouncements" below for additional information regarding FAS 146.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K (including information incorporated by reference) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any information in this report that is not historical information is a forward-looking statement which may be identified by the use of language such as "may," "will," "should," "expects," "plans," "anticipates," "estimates," "believes," "thinks," "continues," "indicates," "outlook," "looks," "goals," "initiatives," "projects," or similar expressions. These statements are likely to address the Company's growth strategy, future financial performance (including sales, gross margin and earnings), strategic initiatives, marketing and expansion plans, and the impact of operating initiatives. The forward-looking statements, which speak only as of the date the statement was made, are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated, projected or implied in the forward-looking statements. These risks and uncertainties include those described in Exhibit 99.1 to this Form 10-K, and in other reports and exhibits to those reports filed with the Securities and Exchange Commission. You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company's filings with the Securities and Exchange Commission are available at no charge at www.sec.gov and www.freeEDGAR.com, as well as on a number of other web sites including OfficeMax.com, under the investor information section. These risks and uncertainties also include the following: risks associated with general economic conditions (including the effects of the war in Iraq, the stock market decline, currency devaluation, additional terrorist attacks and hostilities, slower than anticipated economic recovery and declining employment rate or other changes in our customers' business environments, including an increase in bankruptcy filings); increasing competition that includes office supply superstores, wholesale clubs, contract stationers, computer and electronics superstore retailers, Internet merchandisers and mass merchandisers, as well as grocery and drug store chains; and the result of continuing FAS 142 assessments and other new accounting pronouncements. The foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     During February, the first month of the Company's current fiscal year, OfficeMax experienced Domestic segment comparable-store sales growth in the high single-digits, despite the negative effects of major winter storms in the Midwest and Northeast. Beginning in mid-March, after President George W. Bush issued a public ultimatum to the leadership of Iraq, and the eventual outbreak of war in Iraq, the Company began experiencing an intermittent "CNN effect," manifested by customers spending less time shopping and more time at home viewing war reports and live action on television, especially during the evening hours and weekends. The Company cannot yet quantify to what degree the war and related declines in consumer and business sentiments will have on its business during the balance of the current quarter and beyond, particularly if the war takes a negative turn. See Exhibit 99.1 to this Form 10-K for more information regarding uncertainties and other factors that could adversely affect the Company's results.

LEGAL PROCEEDINGS

      There are various claims, lawsuits and pending actions against the Company incident to the Company's operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company's liquidity, financial position or results of operations.

GATEWAY ALLIANCE

     In fiscal year 2000, Gateway Companies, Inc. ("Gateway") committed to operate licensed store-within-a-store computer departments within all OfficeMax superstores in the United States pursuant to a strategic alliance, which included the terms of a Master License Agreement (the "MLA"). In connection with the investment requirements of the strategic alliance, during the second quarter of fiscal year 2000, Gateway invested $50,000,000 in OfficeMax convertible preferred stock -- $30,000,000 in Series A Voting Preference Shares (the "Series A Shares") designated for OfficeMax and $20,000,000 in Series B Serial Preferred Shares (the "Series B Shares") designated for OfficeMax.com.

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

SEASONALITY AND INFLATION

     The Company's business is seasonal with sales and operating income higher in the third and fourth quarters, which include the Back-to-School period and the holiday selling season, respectively, followed by the traditional new year office supply re-stocking month of January. Sales in the second quarter's summer months are historically the slowest of the year primarily because of lower office supplies consumption during the summer vacation period. Management believes inflation has not had a material effect on the Company's financial condition or operating results for the periods presented and, in fact, has experienced decreasing selling prices for items such as furniture, fax machines, printers, copiers and various other electronics merchandise.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 requires that a liability for an asset retirement obligation be recognized when incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. The provisions of FAS 143 were effective for the Company as of the beginning of fiscal year 2003. The Company does not believe the adoption of FAS 143 will have a material impact on its financial position or results of operations.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 eliminates the extraordinary accounting treatment for reporting gains and losses from the extinguishment of debt, and formally amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of FAS 145 were effective for the Company as of the beginning of fiscal year 2003. The Company does not believe the adoption of FAS 145 will have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). FAS 146 requires that a liability be recognized for costs associated with exit or disposal activities only when the liability is incurred. In contrast, under EITF 94-3, a company was required to recognize a liability for such costs when it committed to an exit plan. FAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. As a result of the fair value provisions of FAS 146, a liability for lease termination costs will be recorded at present value and any changes in the liability due to the passage of time will be recognized as an increase in the liability and as accretion expense. In contrast, under EITF 94-3 a liability for lease termination costs was recorded for an amount equal to the undiscounted total of all remaining lease payments. The provisions of FAS 146 were effective for the Company as of January 1, 2003. The adoption of this new standard had no immediate impact on the Company's financial position or results of operations, but will affect the timing and recognition of future facility closure costs that may be reported by the Company.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Additionally, FAS 148 amends the disclosure requirements of FAS 123 in both annual and interim financial statements. The disclosure requirements are effective for financial reports for interim periods beginning after December 15, 2002. The adoption of FAS 148 had no impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The adoption of this new interpretation had no impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies consolidation requirements for variable interest entities ("VIEs"). It establishes additional factors beyond ownership of a majority voting interest to indicate that a company has a controlling financing interest in an entity (or a relationship sufficiently similar to a controlling financial interest that it requires consolidation). Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. The Company leases two of its PowerMax distribution facilities from VIEs (previously referred to as SPEs or special purpose entities) that have been established by nationally prominent, creditworthy commercial lessors to facilitate the financing of the inventory distribution facilities. The VIEs finance the cost of the property through the issuance of commercial paper. The Company has provided standby letters of credit of approximately $81,000,000 in support of the commercial paper. In the event that the Company defaults on its obligations under the leases, the VIEs could draw on the letters of credit in order to redeem the commercial paper. These letters of credit reduce the Company's available borrowing capacity under the Company's revolving credit facility. Upon expiration of the synthetic operating leases, the Company can elect to purchase the related assets of both facilities at a total cost specified in the lease agreements of approximately $80,000,000. If the Company does not elect to purchase the related assets, the Company is required to honor certain fair value guarantees. These guarantees require the Company to reimburse the lessor for any shortfall from a fair value specified in the lease agreements. Currently, the Company expects to purchase the related assets upon expiration of the synthetic operating leases, or otherwise enter into an arrangement to maintain the continued use of these facilities.

     This interpretation applies immediately to variable interest entities created or obtained after January 31, 2003 and must be retroactively applied to holdings in variable interest entities acquired before February 1, 2003 in interim and annual financial statements issued for periods beginning after June 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is assessing the impact of adoption of FIN 46. However, based on management's preliminary assessment, it is reasonably possible that the Company will be required to consolidate the VIEs involved in the leasing of its PowerMax inventory distribution facilities beginning in the third quarter of fiscal year 2003. If the Company is required to consolidate the VIEs, the assets and related depreciation, liabilities and non-controlling interests of the VIEs will be reflected in the Company's consolidated financial statements. The Company has not yet determined under which of the transition alternatives it will report the impact, if any, of adopting FIN 46.

     In November 2002, the FASB Emerging Issues Task Force ("Task Force") issued EITF Issue 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor," ("EITF 02-16"). EITF 02-16 addresses the following two issues: (i) the classification in a reseller's financial statements of cash consideration received from a vendor ("Issue 1") ; and (ii) the timing of recognition by a reseller of a rebate or refund from a vendor that is contingent upon achieving a specific cumulative level of purchases or remaining a customer for a specified time period ("Issue 2"). Issue 1 stipulates that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendors' products and should, therefore, be recognized as a reduction of cost of merchandise sold when recognized in the reseller's financial statements. However, that presumption is overcome when the consideration is either (a) a payment for assets or services delivered to the vendor, in which case the cash consideration should be recognized as revenue (or other income, as appropriate) when recognized in the reseller's income statement, or (b) a reimbursement of a specific, incremental, identifiable cost incurred by the reseller in selling the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller's income statement. Issue 2 states that vendor rebates should be recognized on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the reseller toward earning the rebate, provided the amounts are probable and reasonably estimable. Issue 1 is effective for all new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Issue 2 is effective for all new arrangements initiated after November 21, 2002.

     The Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors reimburse the Company for a portion of its advertising costs. Any change to our accounting for cooperative advertising arrangements or other vendor marketing programs could result in consideration received from our vendors being used to lower product costs in inventory rather than as an offset to our advertising costs. Such a change could impact the timing of recognition of cash consideration received from our vendors and could increase our gross profit and net advertising expenses. The Company has not yet completed its assessment of whether, or to what extent, EITF 02-16 will impact its results of operations during fiscal year 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, principally interest rate risk and foreign currency exchange rate risk. Market risk can be measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over time. None of the market risk sensitive instruments entered into by the Company are for trading purposes.

     Interest Rate Risk

     Interest earned on the Company's cash equivalents and short-term investments, as well as interest paid on its debt and lease obligations, are sensitive to changes in interest rates. The impact of a hypothetical 10% decrease in interest rates on cash and short-term investments held by the Company as of January 25, 2003 and January 26, 2002, respectively, would not be material to the Company's financial position or the results of its operations. The interest rate for the Company's revolving credit facility is variable, while the Company's long-term debt and the interest component of its operating leases is generally fixed. The Company manages its interest rate risk by maintaining a combination of fixed and variable rate debt. The Company believes its potential exposure to interest rate risk is not material to the Company's financial position or the results of its operations. Market risk associated with the Company's debt portfolio is summarized below:


(In thousands)
                                               AS OF JANUARY 25, 2003               AS OF JANUARY 26, 2002
                                         -----------------------------------     ------------------------------
                                         Carrying       Fair        Risk         Carrying    Fair      Risk
                                           Value        Value    Sensitivity       Value     Vaue   Sensitivity
---------------------------------------------------------------------------------------------------------------
Fixed interest rate debt, including       $1,518       $1,572       $ 33         $1,652     $1,808    $   45
   current maturities

Variable interest rate debt               $   --       $   --       $347         $   20     $   20    $1,014


     The risk sensitivity of fixed rate debt reflects the estimated increase in fair value of the Company's outstanding mortgage loan from a 50 basis point decrease in interest rates, calculated on a discounted cash flow basis. The risk sensitivity of variable rate debt reflects the hypothetical increase in interest expense during fiscal year 2002 and fiscal year 2001, respectively, from a 50 basis point increase in prevailing interest rates during those periods. The Company had no outstanding borrowings under its revolving credit facility as of January 25, 2003. The Company had outstanding borrowings of $20,000,000 under its revolving credit facility as of January 26, 2002.

     Foreign Currency Exchange Rate Risk

     The Company is exposed to foreign currency exchange rate risk through its majority-owned subsidiary in Mexico. A 10% change in the dollar/peso exchange rates would have resulted in an increase or decrease in fiscal year 2002 and fiscal year 2001 net income of approximately $300,000 and $350,000, respectively. Such a change in the dollar/peso exchange rates would have also resulted in an increase or decrease in the net assets of the majority-owned subsidiary of approximately $4,000,000 as of both January 25, 2003 and January 26, 2002. The Company has not entered into any derivative financial instruments to hedge this exposure, and believes its potential exposure is not material to the Company's financial position or the results of its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements on page F-1. Supplementary quarterly financial information for the Company is included in Note 13 of Notes to Consolidated Financial Statements of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on July 23, 2002 regarding the Company's dismissal of PricewaterhouseCoopers LLP as its independent accountants and the engagement of KPMG LLP as the Company's independent auditor for fiscal year 2002.

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

     The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference.

     In addition to the Company's Code of Business Conduct and Ethics that is applicable to all associates of the Company, in accordance with Section 406 of the Sarbanes-Oxley Act, the Company has adopted a Code of Ethics that specifically applies to the Company's principal executive officer, principal financial officer and principal accounting officer or controller. The Company intends to disclose on its website (www.OfficeMax.com) any amendments to, or waivers from, this Code of Ethics. See Exhibit 99.3 to this Form 10-K for a copy of this Code of Ethics.

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

ITEM 14. CONTROLS AND PROCEDURES

     The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90 day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

     Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

         See Index to Consolidated Financial Statements on page F-1.

(a)(2) Financial Statement Schedules:

         Valuation and Qualifying Accounts (see page S-1)

(a)(3) Exhibits:

         See Exhibit Index on pages 43 and 44 of this report.

(b)      Reports on Form 8-K:

         A Current Report on Form 8-K reporting under Item 5, Other Events and Required FD Disclosure, was filed on December 2, 2002, regarding an interview of the Company's CEO by Bloomberg News Service about the Company's sales for the Thanksgiving Day weekend.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  OFFICEMAX, INC.


DATE: April 8, 2003                               By: /s/ Michael Feuer
                                                     ---------------------------
                                                     Michael Feuer, Chairman
                                                     and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Feuer                                                  April 8, 2003
-------------------
Michael Feuer, Chairman and Chief Executive
Officer (Principal Executive Officer)

/s/ Michael F. Killeen                                             April 8, 2003
-----------------------
Michael F. Killeen, Senior Executive Vice President,
Chief Financial Officer (Principal Financial Officer)

/s/ Phillip P. DePaul                                              April 8, 2003
----------------------
Phillip P. DePaul, Senior Vice President,
Controller

/s/ Raymond L. Bank                                                April 8, 2003
--------------------
Raymond L. Bank, Director

/s/ Burnett W. Donoho                                              April 2, 2003
----------------------
Burnett W. Donoho, Director

/s/ Lee Fisher                                                     April 8, 2003
--------------
Lee Fisher, Director

/s/ Jerry Sue Thornton                                             April 8, 2003
----------------------
Jerry Sue Thornton, Director

/s/ Ivan J. Winfield                                               April 8, 2003
--------------------
Ivan J. Winfield, Director

/s/ Jacqueline F. Woods                                            April 2, 2003
-----------------------
Jacqueline F. Woods, Director

I, Michael Feuer, certify that:

1. I have reviewed this Annual Report on Form 10-K of OfficeMax, Inc.;


2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this Annual Report (the "Evaluation Date"); and

         c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003

                                   /s/ Michael Feuer
                         -------------------------------------
                                     Michael Feuer
                         Chairman and Chief Executive Officer

I, Michael F. Killeen, certify that:

1. I have reviewed this Annual Report on Form 10-K of OfficeMax, Inc.;


2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this Annual Report (the "Evaluation Date"); and

         c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003

                                  /s/ Michael F. Killeen
                                --------------------------
                                    Michael F. Killeen
                                 Chief Financial Officer

                                  EXHIBIT INDEX

                                                                               Incorporation
Exhibit No.       Description of Exhibit                                       by Reference
-----------       ----------------------                                       -------------

    3.1        Second Amended and Restated Articles of Incorporation of the          (6)
               Company, as amended.

    3.2        Code of Regulations of the Company.                                   (3)

    4.1        Specimen Certificate for the Common Shares.                           (1)

    4.2        Rights Agreement Dated as of March 17, 2000 between the Company       (7)
               and First Chicago Trust Company of New York, as Rights Agent.

   10.1        Loan and Security Agreement dated as of November 30, 2000, by and     (8)
               among Fleet Retail Finance, Inc., as administrative agent,
               Fleet National Bank, as issuer, Chase Business Credit Corp. and
               The Chase Manhattan Bank, as co-agents, GMAC Business Credit, LLC and GMAC Commercial Credit, LLC, as documentation agents, The CIT
               Group/Business Credit, Inc., as syndication agent, Fleet
               Securities, Inc., as arranger, and the Company, as lead borrower for OfficeMax, Inc., BizMart, Inc., BizMart (Texas), Inc. and
               OfficeMax Corp., as borrowers.

   10.2        Mortgage Loan Agreement dated November 6, 1996 by and between the     (4)
               Company and KeyBank National Association.

  *10.3        Amended and Restated Employment Agreement dated as of January 2,      (6)
               2000 by and between Michael Feuer and the Company.

  *10.4        OfficeMax Employee Share Purchase Plan.                               (1)

  *10.5        OfficeMax Management Share Purchase Plan.                             (1)

  *10.6        OfficeMax Director Share Plan, as amended and restated                (9)
               February 28, 2002.

  *10.7        OfficeMax Amended and Restated Equity-Based Award Plan.               (8)

  *10.8        OfficeMax Annual Incentive Bonus Plan.                                (5)

   10.9        Lease Guaranty, Indemnification and Reimbursement Agreement dated     (2)
               November 9, 1994 between the Company and Kmart Corporation.

 *10.10        Forms of Severance Agreements.                                        (6)

 *10.11        Schedule of certain executive officers who are parties to the         (9)
               Severance Agreements in the forms referred to in Exhibit
               10.10.

  21.1         List of Subsidiaries.                                                 (6)

  23.1         Consent of KPMG LLP (filed herewith).

  23.2         Consent of PricewaterhouseCoopers LLP (filed herewith).

  99.1         Statement Regarding Forward Looking Information (filed herewith).

   99.2 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

   99.3        Code of Ethics for Principal Executive Officer, Principal
               Financial Officer and Principal Accounting Officer or Controller as required by Section 406 of the Sarbanes-Oxley Act of 2002
               (filed herewith).

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

(9) Included as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2002 (File No. 1-3380), and incorporated herein by reference.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                 OFFICEMAX, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page


Reports of Independent Accountants                                          F-2

Consolidated Statements of Income -- Fiscal years ended January 25, 2003,
         January 26, 2002, and January 27, 2001                             F-3

Consolidated Balance Sheets -- January 25, 2003 and
         January 26, 2002                                                   F-4

Consolidated Statements of Cash Flows -- Fiscal years ended January 25,
         2003, January 26, 2002 and January 27, 2001                        F-5

Consolidated Statements of Changes in Shareholders' Equity -- Fiscal
         years ended January 25, 2003, January 26, 2002 and
         January 27, 2001                                                   F-6

Notes to Consolidated Financial Statements                                  F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of OfficeMax, Inc.

We have audited the accompanying consolidated balance sheet of OfficeMax, Inc. and subsidiaries (the "Company") as of January 25, 2003, and the related consolidated statements of operations, shareholders' equity, cash flows and supplemental schedule for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedule based on our audit. The accompanying consolidated financial statements and supplemental schedule of OfficeMax, Inc. and subsidiaries as of January 26, 2002, were audited by other auditors whose report thereon dated April 15, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the January 25, 2003 consolidated financial statements and supplemental schedule referred to above present fairly, in all material respects, the financial position of OfficeMax, Inc. and subsidiaries as of January 25, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 effective January 27, 2002.

/s/ KPMG LLP
----------------
KPMG LLP


February 25, 2003



To the Board of Directors and Shareholders of OfficeMax, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of OfficeMax, Inc. and its subsidiaries at January 26, 2002, and the results of their operations and their cash flows for each of the two years in the period ended January 26, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
----------------------------------
PRICEWATERHOUSECOOPERS LLP

April 15, 2002

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

------------------------------------------------------------------------------------------------------------------------------
                                                            January 25,             January 26,                January 27,
                                                               2003                     2002                       2001
Fiscal Year Ended
------------------------------------------------------------------------------------------------------------------------------
Sales                                                     $   4,775,563             $   4,625,877             $   5,121,337
Cost of merchandise sold, including buying and
   occupancy costs                                            3,578,872                 3,536,069                 3,892,365
Inventory liquidation                                                --                     3,680                     8,244
                                                          ---------------------------------------------------------------------
                                                              3,578,872                 3,539,749                 3,900,609

Gross profit                                                  1,196,691                 1,086,128                 1,220,728

Store operating and selling expenses                          1,034,122                 1,052,958                 1,131,451
General and administrative expenses                             134,763                   145,680                   156,273
Goodwill amortization                                                --                     9,855                     9,863
Pre-opening expenses                                                672                     2,790                     7,113
Store closing and asset impairment                                2,489                    76,761                   109,578
                                                          ---------------------------------------------------------------------
Total operating expenses                                      1,172,046                 1,288,044                 1,414,278
                                                          ---------------------------------------------------------------------

Operating income (loss)                                          24,645                  (201,916)                 (193,550)

Interest expense, net                                             5,980                    14,804                    16,493
Other expense, net                                                   --                        61                        60
                                                          ---------------------------------------------------------------------
Income (loss) before income taxes                                18,665                  (216,781)                 (210,103)
Income tax (benefit) expense                                    (57,500)                   89,704                   (79,076)
Minority interest                                                 2,441                     2,973                     2,139
                                                          ---------------------------------------------------------------------
Net income (loss)                                         $      73,724             $    (309,458)            $    (133,166)
                                                          =====================================================================

EARNINGS (LOSS) PER COMMON SHARE:
   Basic                                                  $        0.60             $       (2.72)            $       (1.20)
                                                          =====================================================================
   Diluted                                                $        0.59             $       (2.72)            $       (1.20)
                                                          =====================================================================

   WEIGHTED AVERAGE NUMBER OF
        COMMON SHARES OUTSTANDING:
   Basic                                                    123,817,000               114,308,000               112,738,000
                                                          =====================================================================
   Diluted                                                  125,109,000               114,308,000               112,738,000
                                                          =====================================================================

See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

---------------------------------------------------------------------------------------------
                                                          JANUARY 25,            JANUARY 26,
                                                             2003                    2002
---------------------------------------------------------------------------------------------
ASSETS
Current Assets:
      Cash and equivalents                                $   137,143             $    76,751
      Accounts receivable, net of allowances
           of $1,073 and $974, respectively                    90,339                  87,511
      Merchandise inventories                                 927,679                 884,827
      Other current assets                                     27,585                  43,834
                                                          -----------------------------------
            Total current assets                            1,182,746               1,092,923
Property and Equipment:
      Buildings and land                                       36,133                  35,725
      Leasehold improvements                                  183,547                 185,998
      Furniture, fixtures and equipment                       645,466                 616,768
                                                          -----------------------------------
      Total property and equipment                            865,146                 838,491
      Less: Accumulated depreciation                         (567,709)               (479,204)
                                                          -----------------------------------
      Property and equipment, net                             297,437                 359,287
Other assets and deferred charges                              14,763                  12,302
Goodwill, net of accumulated amortization
    of $89,757                                                290,495                 290,495
                                                          -----------------------------------
                                                          $ 1,785,441             $ 1,755,007
                                                          ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable -- trade                           $   437,884             $   495,505
      Accrued expenses and other liabilities                  227,022                 196,297
      Accrued salaries and related expenses                    60,190                  50,705
      Taxes other than income taxes                            79,781                  68,509
      Credit facilities                                            --                  20,000
      Redeemable preferred shares -- Series B                  21,750                  21,750
      Mortgage loan, current portion                              128                     122
                                                          -----------------------------------
            Total current liabilities                         826,755                 852,888
Mortgage loan                                                   1,390                   1,530
Other long-term liabilities                                   157,587                 175,456
                                                          -----------------------------------
            Total liabilities                                 985,732               1,029,874
                                                          -----------------------------------

Commitments and contingencies                                      --                      --
Minority interest                                              19,264                  19,184

Shareholders' Equity:
      Common stock without par value;
          200,000,000 shares authorized;
          134,801,656 and 134,284,054 shares
          issued and outstanding, respectively                887,556                 895,466
      Deferred stock compensation                                (153)                    (29)
      Cumulative translation adjustment                        (2,457)                    616
      Retained deficit                                        (13,865)                (87,589)
      Less: Treasury stock, at cost                           (90,636)               (102,515)
                                                          -----------------------------------
            Total shareholders' equity                        780,445                 705,949
                                                          -----------------------------------
                                                          $ 1,785,441             $ 1,755,007
                                                          ===================================


See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------
                                                                 JANUARY 25,           JANUARY 26,           JANUARY 27,
Fiscal Year Ended                                                    2003                 2002                  2001
------------------------------------------------------------------------------------------------------------------------
OPERATIONS
Net income (loss)                                                 $  73,724             $(309,458)            $(133,166)
Adjustments to reconcile net income (loss) to net cash
      from operating activities:
    Store closing and asset impairment                                4,107                19,836                11,905
    Depreciation and amortization                                    90,161               105,310               101,526
    Deferred income taxes                                                --                89,704               (55,401)
    Other -- net                                                      3,100                16,329                   389
Changes in current assets and current liabilities:
    (Increase) decrease in inventories                              (46,145)              274,261               114,755
    Decrease in accounts payable                                    (90,157)              (57,035)             (141,213)
    Decrease in accounts receivable                                     874                19,598                 6,895
    Increase in accrued liabilities                                  50,012                60,921                99,755
    Other -- net                                                      7,903                11,555               (19,375)
                                                                  -----------------------------------------------------
         Net cash provided by (used for) operations                  93,579               231,021               (13,930)
                                                                  -----------------------------------------------------
INVESTING
    Capital expenditures                                            (49,188)              (49,228)             (134,812)
    Other -- net                                                     (2,647)               (1,149)               (6,322)
                                                                  -----------------------------------------------------
         Net cash used for investing                                (51,835)              (50,377)             (141,134)
                                                                  -----------------------------------------------------
FINANCING
    (Decrease) increase in revolving credit facilities              (20,000)             (200,000)              128,200
    Payments of mortgage principal, net                                (134)                 (127)              (14,646)
    Increase (decrease) in overdraft balances                        36,210               (36,740)               25,792
    (Increase) decrease in advance payments for
      leased facilities                                                (390)                2,449                19,672
    Proceeds from issuance of common stock, net                       3,969                 1,213                 2,220
    Proceeds from issuance of preferred stock, net                       --                    --                50,000
    Other -- net                                                       (201)                  942                (1,358)
                                                                  -----------------------------------------------------
        Net cash provided by (used for) financing                    19,454              (232,263)              209,880
                                                                  -----------------------------------------------------
Effect of exchange rate changes on cash and
   cash equivalents                                                    (806)                1,033                  (566)

Net increase (decrease) in cash and equivalents                      60,392               (50,586)               54,250
Cash and equivalents, beginning of period                            76,751               127,337                73,087
                                                                  -----------------------------------------------------

Cash and equivalents, end of period                               $ 137,143             $  76,751             $ 127,337
                                                                  =====================================================


  See accompanying Notes to Consolidated Financial Statements.

OFFICEMAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                         Cumulative
                                           Common       Deferred Stock   Translation   Retained     Treasury
                                            Stock        Compensation    Adjustment    Earnings      Stock           Total
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 22, 2000               $ 867,866       $    (304)      $     --     $ 358,900   $ (110,465)    $ 1,115,997

Comprehensive income (loss):
     Net loss                                    --              --             --      (133,166)          --        (133,166)
     Cumulative translation adjustment           --              --           (417)           --           --            (417)
                                                                                                                  -----------
        Total comprehensive loss                                                                                     (133,583)

Shares issued under director plan              (502)           (220)            --            --          751              29
Exercise of stock options
      (including tax benefit)                  (466)             --             --            --        1,009             543
Sale of shares under management share
     purchase plan                             (168)            (70)            --            --          668             430
Sale of shares under employee share
     purchase plan                           (1,411)             --             --            --        2,341             930
Amortization of deferred compensation            --             273             --            --           --             273
Preferred stock accretion                        --              --             --        (2,319)          --          (2,319)
                                          ---------       ----------      --------     ---------   ----------     -----------
BALANCE AT JANUARY 27, 2001                 865,319            (321)          (417)      223,415     (105,696)        982,300

Comprehensive income (loss):
     Net loss                                    --              --             --      (309,458)          --        (309,458)
     Cumulative translation adjustment           --              --          1,033            --           --           1,033
                                                                                                                  -----------
        Total comprehensive loss                                                                                     (308,425)

Shares issued under director plan               (46)             --             --            --           78              32
Exercise of stock options                      (555)             --             --            --        1,072             517
Sale of shares under management share
     purchase plan                              (43)             26             --            --           --             (17)
Sale of shares under employee share
     purchase plan                           (1,324)             --             --            --        2,031             707
Amortization of deferred compensation            --             266             --            --           --             266
Preferred stock accretion                        --              --             --        (1,546)          --          (1,546)
Conversion of Series A Preference Share      32,115              --             --            --           --          32,115
                                          ---------       ----------      --------     ---------   ----------     -----------
BALANCE AT JANUARY 26, 2002                 895,466             (29)           616       (87,589)    (102,515)        705,949

Comprehensive income (loss):
     Net income                                  --              --             --        73,724           --          73,724
     Cumulative translation adjustment           --              --         (3,073)           --           --          (3,073)
                                                                                                                  -----------
        Total comprehensive income                                                                                     70,651

Shares issued under director plan              (355)           (355)            --            --          771              61
Exercise of stock options                    (6,905)             --             --            --        9,858           2,953
Sale of shares under management share
     purchase plan                               --              --             --            --           --              --
Sale of shares under employee share
     purchase plan                             (650)             --             --            --        1,250             600
Amortization of deferred compensation            --             231             --            --           --             231
                                          ---------       ---------       --------     ---------   ----------     -----------
BALANCE AT JANUARY 25, 2003               $ 887,556       $    (153)      $ (2,457)    $ (13,865)  $  (90,636)    $   780,445
                                          =========       =========       ========     =========   ==========     ===========

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     OfficeMax, Inc. ("OfficeMax" or the "Company") operates a chain of high-volume office products superstores. At January 25, 2003, the Company operated 970 superstores in 49 states, Puerto Rico, the U.S. Virgin Islands and, through a majority-owned subsidiary, in Mexico. In addition to offering office products, business machines and related items, OfficeMax superstores also feature CopyMax and FurnitureMax, in-store modules devoted exclusively to print-for-pay services and office furniture. Additionally, the Company reaches customers with an offering of over 40,000 items through its e-Commerce site, OfficeMax.com, its direct-mail catalogs and its outside sales force, all of which are serviced by its three PowerMax inventory distribution facilities, 18 delivery centers and two national customer call and contact centers.

BASIS OF PRESENTATION

     The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Affiliates in which the Company owns a controlling majority interest are also included in the Company's consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

     The Company has two business segments: Domestic and International. The Company's operations in the United States, Puerto Rico, and the U.S. Virgin Islands, comprised of its retail stores, e-Commerce operations, catalog business and outside sales groups, are included in the Domestic segment. The operations of the Company's majority-owned subsidiary in Mexico, OfficeMax de Mexico, are included in the International segment. See Note 9 of Notes to Consolidated Financial Statements for additional information regarding the Company's business segments.

     The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal years 2002 and 2001 ended on January 25, 2003 and January 26, 2002, respectively, and included 52 weeks. Fiscal year 2000 ended on January 27, 2001 and included 53 weeks. Due to statutory audit requirements, OfficeMax de Mexico maintains its calendar year end and the Company consolidates OfficeMax de Mexico's calendar year results of operations with its fiscal year results.

     Certain reclassifications have been made to prior year amounts to conform to the current presentation.

ACCOUNTING ESTIMATES

     The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual amounts could differ from these estimates and different amounts could be reported using different assumptions and estimates.

CASH AND EQUIVALENTS

     Cash and equivalents includes short-term investments with original maturities of 90 days or less and amounts receivable from credit card issuers. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction. These amounts totaled $37,296,000 and $34,058,000 as of January 25, 2003 and January 26, 2002,
respectively.

ACCOUNTS RECEIVABLE

     Accounts receivable consists primarily of amounts due from vendors under purchase rebate, cooperative advertising and other vendor marketing programs and trade receivables not financed through outside programs. The Company has an arrangement with a financial services company (the "Issuer") whereby the Issuer manages the Company's private label credit card programs. The credit card accounts, and receivables generated thereby, are owned by the Issuer. Under the terms of the agreement, the Issuer charges the Company a fee to cover the Issuer's cost of providing credit and collecting the receivables which are non-recourse to the Company.

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

     The Company records cost markdowns for inventory not expected to be part of its ongoing merchandise offering. These markdowns amounted to $6,250,000 and $4,500,000 as of January 25, 2003 and January 26, 2002, respectively. Management estimates the required allowance for future inventory cost markdowns based on historical information regarding product sell through and gross margin rates for similar products.

ADVERTISING

     Advertising costs are either expensed the first time the advertising takes place or, in the case of direct-response advertising, capitalized and amortized in proportion to related revenues. Total gross advertising expense was $222,074,000, $191,706,000 and $236,994,000 for fiscal years 2002, 2001 and
2000, respectively. The total amount of direct-response advertising capitalized and included in other current assets was $1,262,000 and $3,805,000 as of January 25, 2003 and January 26, 2002, respectively.

     The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of its advertising costs. Net advertising expense is included as a component of store operating and selling expenses.

PROPERTY AND EQUIPMENT

     Components of property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. All store properties are leased, and improvements are amortized over the lesser of the term of the lease or 20 years. The estimated useful lives of other depreciable assets are generally as follows: buildings and improvements -- 10 to 40 years; and furniture, fixtures and equipment, including information technology equipment and software -- 3 to 10 years.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews its long-lived assets for possible impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable by the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If impairment exists, the carrying amount of the asset is reduced to fair value, or fair value less the cost to sell, depending upon whether the asset is held for use or disposal, respectively. The Company evaluates possible impairment of long-lived assets for each of its retail stores individually based on management's estimate of the store's future earnings before interest, taxes, depreciation and amortization. Long-lived assets for which the Company cannot specifically identify cash flows that are largely independent of the cash flows of other long-lived assets, such as its corporate and distribution facilities, are evaluated based on management's estimate of the Company's future consolidated operating cash flows. During fiscal years 2002, 2001 and 2000, the Company recorded impairment losses of $4,107,000, $8,325,000 and $2,399,000, respectively. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding impairment losses recorded by the Company.

GOODWILL

     Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. Through the end of fiscal year 2001, the Company amortized its goodwill over 10 to 40 years using the straight-line method. As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142"), that was effective for the Company as of the beginning of fiscal year 2002, goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually. Accordingly, the Company no longer amortizes its goodwill and is required to complete the impairment test at least annually. The Company completed the initial impairment test during the second quarter of fiscal year 2002 and concluded that the fair value of both of the Company's reporting units (Domestic and International) exceeded their respective carrying values as of January 27, 2002 and, therefore, no impairment existed at that date. In addition to the initial impairment test completed during the second quarter of fiscal year 2002, the Company elected to perform the first of its annual impairment tests during the fourth quarter of fiscal year 2002 and concluded that the fair value of both of the Company's reporting units exceeded their respective carrying values and no impairment charge was required. In future years, the Company will be required to complete the annual impairment test during its fourth fiscal quarter.

     The Company calculates the fair value of its reporting units based on a combination of two valuation methods, including estimated discounted cash flows of the Company's reporting units and the market comparative approach, which uses historical performance relative to observable market pricing as an indication of value.

     The following table presents the transitional disclosures required by FAS 142:

--------------------------------------------------------------------------------------------------------
Fiscal Year Ended                             JANUARY 25,           JANUARY 26,             JANUARY 27,
(In thousands, except per share data)            2003                  2002                    2001
--------------------------------------------------------------------------------------------------------
Reported net income (loss)                    $   73,724            $  (309,458)            $  (133,166)
Add back: Amortization of goodwill                    --                  9,855                   9,863
                                              ----------            -----------             -----------
Adjusted net income (loss)                    $   73,724            $  (299,603)            $  (123,303)
                                              ==========            ===========             ===========
BASIC EARNINGS PER COMMON SHARE
Reported net income (loss)                    $     0.60            $     (2.72)            $     (1.20)
Add back: Amortization of goodwill                    --                   0.09                    0.09
                                              ----------            -----------             -----------
Adjusted net income (loss)                    $     0.60            $     (2.63)            $     (1.11)
                                              ==========            ===========             ===========

DILUTED EARNINGS PER COMMON SHARE
Reported net income (loss)                    $     0.59            $     (2.72)            $     (1.20)
Add back: Amortization of goodwill                    --                   0.09                    0.09
                                              ----------            -----------             -----------
Adjusted net income (loss)                    $     0.59            $     (2.63)            $     (1.11)
                                              ==========            ===========             ===========


INSURANCE PROGRAMS

     The Company maintains insurance coverage, and is self-insured when economically beneficial, for certain losses relating to workers' compensation claims, employee medical benefits and general and auto liability claims. Liabilities for these losses are based on claims filed and actuarial estimates of claims incurred but not yet reported and totaled $30,857,000 and $28,719,000 as of January 25, 2003 and January 26, 2002, respectively, including accrued liabilities for the related insurance premiums and other expenses. The Company has purchased stop-loss coverage in order to limit its exposure for self-insured losses. The Company has issued, when required, standby letters of credit to support its insurance programs.

CURRENT LIABILITIES

     Under the Company's cash management system, checks issued pending clearance that result in overdraft balances for accounting purposes are included in accounts payable and totaled $115,667,000 and $79,457,000 as of January 25, 2003 and January 26, 2002, respectively. Any increase or decrease in the amount of these outstanding checks is reflected as a financing activity in the Consolidated Statements of Cash Flows.

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

REVENUE RECOGNITION

     The Company recognizes revenue when the earnings process is complete, generally at either the point-of-sale to a customer or upon delivery to a customer or third party delivery service, less an appropriate provision for returns and net of coupons and other sales incentives. Revenue from certain sales transactions, in which the Company effectively acts as an agent or broker, is reported on a net or commission basis. Revenue from the sale of extended warranty contracts is reported at the point-of-sale to a customer, on a net or commission basis, except in a limited number of states where state law specifies the Company as the legal obligor. In such states, the revenue from the sale of extended warranty contracts is recognized ratably over the contract period. The performance obligations and risk of loss associated with extended warranty contracts sold by the Company are assumed by a third-party.

SHIPPING AND HANDLING FEES AND COSTS

     Fees charged to customers in a sale transaction for shipping and handling are classified as revenues. Shipping and handling related costs are included as a component of store operating and selling expenses. These costs were $54,864,000, $56,006,000 and $64,774,000 in fiscal years 2002, 2001 and 2000, respectively.

PRE-OPENING EXPENSES

     Pre-opening expenses, which consist primarily of store payroll, supplies and grand opening advertising for new stores, are expensed as incurred.

VENDOR INCOME RECOGNITION

     The Company participates in various cooperative advertising and other vendor marketing programs with its vendors. Consideration received from vendors for cooperative advertising programs is recognized as a reduction of advertising expense in the period in which the related expense is incurred. Consideration received from vendors for other vendor marketing programs is recognized as a reduction of cost of merchandise sold, unless the consideration represents a reimbursement of a specific cost incurred by the Company, in which case the consideration is recognized as a reduction of the related expense. The Company also participates in various volume purchase rebate programs with its vendors. These programs typically include annual purchase targets and offer increasing tiered rebates based on the Company achieving certain purchase levels. The Company recognizes consideration received from vendors for volume purchase rebate programs as a reduction of cost of merchandise sold as the related inventory is sold. For tiered volume purchase rebate programs, the Company recognizes the consideration based on expected purchases during the rebate program period. The Company calculates expected purchases during the rebate program period based on its replenishment model which utilizes a product and store specific algorithm that incorporates recent sales trends, upcoming promotional events and other relevant data to project sales and the related replenishment requirements. The Company revises its purchase expectations at least quarterly throughout the rebate program period.

     In November 2002, the FASB Emerging Issues Task Force ("Task Force") issued EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the following two issues: (i) the classification in a reseller's financial statements of cash consideration received from a vendor ("Issue 1"); and (ii) the timing of recognition by a reseller of a rebate or refund from a vendor that is contingent upon achieving a specific cumulative level of purchases or remaining a customer for a specified time period ("Issue 2"). Issue 1 is effective for all new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Issue 2 is effective for all new arrangements initiated after November 21, 2002. The Company is currently assessing the impact, if any, EITF 02-16 will have on its fiscal year 2003 results of operations. See "Recently Issued Accounting Pronouncements" below for additional information regarding EITF 02-16.

FACILITY CLOSURE COSTS

     The Company continuously reviews its real estate portfolio to identify underperforming facilities and closes those facilities that are no longer strategically or economically viable. The Company accrues estimated closure costs in the period in which management approves a plan to close a facility. The accrual for estimated closure costs is net of expected future sublease income, which is estimated by management based on real estate studies prepared by independent real estate industry advisors. Management periodically engages independent real estate industry advisors to update the real estate studies utilized to calculate the reserves for facility closure costs. During fiscal year 2002, the Company engaged independent real estate industry advisors to prepare real estate studies regarding the domestic facilities the Company committed to close during the fourth quarter of fiscal year 2002 and to update the real estate studies prepared for all of the domestic facilities the Company closed in prior years. The remaining reserves for facility closure costs recorded in prior fiscal years were adjusted, as necessary, based on these updated real estate studies. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding facility closure costs.

     During January 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). The adoption of FAS 146 had no immediate impact on the Company's financial position or results of operations, but will affect the timing and recognition of future facility closure costs that may be reported by the Company. See
"Recently Issued Accounting Pronouncements" below for additional information regarding FAS 146.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and provides pro forma disclosures of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company grants options only at prices not less than the fair market value per common share on the date of grant. Accordingly, the Company was not required under the provisions of APB 25 to recognize any compensation expense during fiscal years 2002, 2001 or 2000.

     The Company prepares pro forma disclosures of the compensation expense determined under the fair value provisions of FAS 123 using the Black-Scholes option pricing model and the weighted average assumptions below, as well as an assumption of forfeiture rates for unvested options.

----------------------------------------------------------------------------------------------------------------
Fiscal Year Ended                                     JANUARY 25,            JANUARY 26,          JANUARY 27,
                                                          2003                   2002                 2001
----------------------------------------------------------------------------------------------------------------
Risk free interest rate                                     3.3%                 5.0%                 6.2%
Expected dividend yield                                       0%                   0%                   0%
Expected stock volatility                                  70.9%                50.4%                37.4%
Expected life of options                                5 years              5 years              5 years

     The weighted average fair value at the date of grant of options granted in fiscal years 2002, 2001 and 2000 was $3.47, $2.15 and $2.16, respectively.

     The following table illustrates pro forma net earnings and pro forma earnings per common share, giving effect to compensation costs calculated using the fair value method prescribed by FAS 123.

----------------------------------------------------------------------------------------------------------------
Fiscal Year Ended                                    JANUARY 25,              JANUARY 26,           JANUARY 27,
(In thousands, except per share data)                   2003                    2002                  2001
----------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                            $68,841                $(310,597)            $(133,790)
Pro forma earnings (loss) per common share
      Basic                                            $  0.56                $   (2.73)            $   (1.21)
      Diluted                                          $  0.55                $   (2.73)            $   (1.21)


INCOME TAXES

     The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). In accordance with that standard, the Company recorded a valuation allowance equal to its net deferred tax assets, including amounts related to its net operating loss carryforwards as of January 26, 2002. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company's expectations regarding future taxable income and the Company's cumulative income or loss in the then most recent three-year period. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding income taxes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 requires that a liability for an asset retirement obligation be recognized when incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. The provisions of FAS 143 were effective for the Company as of the beginning of fiscal year 2003. The Company does not believe the adoption of FAS 143 will have a material impact on its financial position or results of operations.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 eliminates the extraordinary accounting treatment for reporting gains and losses from the extinguishment of debt, and formally amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of FAS 145 were effective for the Company as of the beginning of fiscal year 2003. The Company does not believe the adoption of FAS 145 will have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). FAS 146 requires that a liability be recognized for costs associated with exit or disposal activities only when the liability is incurred. In contrast, under EITF 94-3, a company was required to recognize a liability for such costs when it committed to an exit plan. FAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. As a result of the fair value provisions of FAS 146, a liability for lease termination costs will be recorded at present value and any changes in the liability due to the passage of time will be recognized as an increase in the liability and as accretion expense. In contrast, under EITF 94-3 a liability for lease termination costs was recorded for an amount equal to the undiscounted total of all remaining lease payments. The provisions of FAS 146 were effective for the Company as of January 1, 2003. The adoption of this new standard had no immediate impact on the Company's financial position or results of operations, but will affect the timing and recognition of future facility closure costs that may be reported by the Company.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Additionally, FAS 148 amends the disclosure requirements of FAS 123 in both annual and interim financial statements. The disclosure requirements are effective for financial reports for interim periods beginning after December 15, 2002. The adoption of FAS 148 had no impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss. FIN 45 is effective for guarantees issued or modified after December

31, 2002. The adoption of this new interpretation had no impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies consolidation requirements for variable interest entities ("VIEs"). It establishes additional factors beyond ownership of a majority voting interest to indicate that a company has a controlling financing interest in an entity (or a relationship sufficiently similar to a controlling financial interest that it requires consolidation). Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. The Company leases two of its PowerMax distribution facilities from VIEs (previously referred to as SPEs or special purpose entities) that have been established by nationally prominent, creditworthy commercial lessors to facilitate the financing of the inventory distribution facilities. The VIEs finance the cost of the property through the issuance of commercial paper. The Company has provided standby letters of credit of approximately $81,000,000 in support of the commercial paper. In the event that the Company defaults on its obligations under the leases, the VIEs could draw on the letters of credit in order to redeem the commercial paper. These letters of credit reduce the Company's available borrowing capacity under the Company's revolving credit facility. Upon expiration of the synthetic operating leases, the Company can elect to purchase the related assets of both facilities at a total cost specified in the lease agreements of approximately $80,000,000. If the Company does not elect to purchase the related assets, the Company is required to honor certain fair value guarantees. These guarantees require the Company to reimburse the lessor for any shortfall from a fair value specified in the lease agreements. Currently, the Company expects to purchase the related assets upon expiration of the synthetic operating leases, or otherwise enter into an arrangement to maintain the continued use of these facilities.

     This interpretation applies immediately to variable interest entities created or obtained after January 31, 2003 and must be retroactively applied to holdings in variable interest entities acquired before February 1, 2003 in interim and annual financial statements issued for periods beginning after June 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is assessing the impact of adoption of FIN 46. However, based on management's preliminary assessment, it is reasonably possible that the Company will be required to consolidate the VIEs involved in the leasing of its PowerMax inventory distribution facilities beginning in the third quarter of fiscal year 2003. If the Company is required to consolidate the VIEs, the assets and related depreciation, liabilities and non-controlling interests of these VIEs will be reflected in the Company's consolidated financial statements. The Company has not yet determined under which of the transition alternatives it will report the impact, if any, of adopting FIN 46.

     In November 2002, the FASB Emerging Issues Task Force ("Task Force") issued EITF Issue 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor," ("EITF 02-16"). EITF 02-16 addresses the following two issues: (i) the classification in a reseller's financial statements of cash consideration received from a vendor ("Issue 1"); and (ii) the timing of recognition by a reseller of a rebate or refund from a vendor that is contingent upon achieving a specific cumulative level of purchases or remaining a customer for a specified time period ("Issue 2"). Issue 1 stipulates that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendors' products and should, therefore, be recognized as a reduction of cost of merchandise sold when recognized in the reseller's financial statements. However, that presumption is overcome when the consideration is either (a) a payment for assets or services delivered to the vendor, in which case the cash consideration should be recognized as revenue (or other income, as appropriate) when recognized in the reseller's income statement, or (b) a reimbursement of a specific, incremental, identifiable cost incurred by the reseller in selling the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller's income statement. Issue 2 states that vendor rebates should be recognized on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the reseller toward earning the rebate, provided the amounts are probable and reasonably estimable. Issue 1 is effective for all new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Issue 2 is effective for all new arrangements initiated after November 21, 2002.

     As noted above, the Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors reimburse the Company for a portion of its advertising costs. Any change to our accounting for cooperative advertising arrangements or other vendor marketing programs could result in consideration received from our vendors being used to lower product costs in inventory rather than as an offset to our advertising costs. Such a change could impact the timing of recognition of cash consideration received from our vendors and could increase our gross profit and net advertising expenses. The Company has not yet completed its assessment of whether, or to what extent, EITF 02-16 will impact its results of operations during fiscal year 2003.



NOTE 2. STORE CLOSING AND ASSET IMPAIRMENT

FISCAL YEAR 2002

     In December 2002, the Company completed a review of its domestic real estate portfolio and committed to close eight underperforming domestic superstores and one delivery center. In conjunction with these closings, the Company recorded a pre-tax charge for store closing and asset impairment of $11,915,000 during the fourth quarter of fiscal year 2002. Also during the fourth quarter of fiscal year 2002, the Company reversed $8,847,000 and $2,356,000 of the store closing reserves originally established in fiscal year 2001 and fiscal year 2000, respectively, when those portions of the reserves were deemed no longer necessary. See "Fiscal Year 2001" and "Fiscal Year 2000" below for additional information regarding the reversal of the prior year reserves. In addition, the Company recorded a pre-tax charge for asset impairment of $1,777,000 during the second quarter of fiscal year 2002. In total, the net charges for store closing and asset impairment reduced fiscal year 2002 net income by $2,489,000, or $0.02 per diluted share.

FISCAL YEAR 2001

     During the fourth quarter of fiscal year 2001, the Company elected to close 29 underperforming domestic superstores and recorded a pre-tax charge for store closing and asset impairment of $79,838,000. Also during the fourth quarter of fiscal year 2001, the Company reversed $3,077,000 of the store closing reserve originally established in fiscal year 2000 when that portion of the reserve was deemed no longer necessary. See "Fiscal Year 2000" below for additional information regarding the reversal of the prior year reserve. The net charge of $76,761,000, net of income tax benefit, reduced fiscal year 2001 net income by $47,728,000, or $0.42 per diluted share. During the first quarter of fiscal year 2002, the 29 stores completed the liquidation process and were closed. The results of operations for the 29 closed stores were assumed by a third-party liquidator and, accordingly, were not included in the Company's consolidated results of operations after January 26, 2002. During the fourth quarter of fiscal year 2002, the Company reversed approximately $8,847,000 of the reserve for store closing costs originally established in fiscal year 2001, as a result of management's successful efforts to sublease closed stores and negotiate early terminations of leases.

     Included in the charge for store closing and asset impairment, recorded during the fourth quarter of fiscal year 2001, was $5,631,000 of expense related to the write-off of the Company's investment in a Brazilian company, as well as receivables from the Brazilian company.

     Also during the fourth quarter of fiscal year 2001, the Company recorded an additional pre-tax charge of $3,680,000 as a result of the inventory liquidation at the closed stores. The inventory liquidation charge, net of income tax benefit, reduced fiscal year 2001 net income by $2,227,000, or $0.02 per diluted share.

FISCAL YEAR 2000

     During the fourth quarter of fiscal year 2000, the Company elected to close 50 underperforming domestic superstores and recorded a pre-tax charge for store closing and asset impairment of $109,578,000. The charge, net of income tax benefit, reduced fiscal year 2000 net income by $66,843,000, or $0.59 per diluted share. Of the 50 superstores originally expected to close, 48 were liquidated and closed during fiscal year 2001. During the fourth quarter of fiscal year 2001, the Company elected not to close the two remaining superstores due to changes in competitive and market conditions and reversed the reserve originally recorded for costs to close those stores. In total, approximately $3,077,000 of the reserve for store closing costs originally established in fiscal year 2000 was reversed during the fourth quarter of fiscal year 2001, primarily as a result of the two stores the Company elected not to close and certain equipment lease termination costs that were lower than expected. During the fourth quarter of fiscal year 2002, the Company reversed approximately $2,356,000 of the reserve for store closing costs originally established in fiscal year 2000, as a result of management's successful efforts to sublease closed stores and negotiate early terminations of leases. The results of operations for 46 of the 48 closed stores were assumed by a third-party liquidator and, accordingly, were not included in the Company's consolidated results of operations after January 27, 2001.

     Also during the fourth quarter of fiscal year 2000, the Company recorded an additional pre-tax charge of $8,244,000 as a result of the inventory liquidation at the closed stores. The inventory liquidation charge, net of income tax benefit, reduced fiscal year 2000 net income by $4,946,000, or $0.05 per diluted share.

     A reconciliation of major components of the Company's store closing reserve is as follows:

--------------------------------------------------------------------------------------------------------------
                                    BALANCE                                                       BALANCE
                                  JANUARY 26,                                     PAYMENT/      JANUARY 25,
(In thousands)                       2002          CHARGES        REVERSALS         USAGE           2003
--------------------------------------------------------------------------------------------------------------
Lease disposition costs,
   net of sublease income         $ 122,304         $9,118        $(10,288)       $(19,830)      $101,304

Other closing costs,
   including severance                7,218            467            (915)         (3,844)         2,926
                                ------------------------------------------------------------------------------
      Total                       $ 129,522         $9,585        $(11,203)       $(23,674)      $104,230
                                ==============================================================================

     As of January 25, 2003 and January 26, 2002, $81,330,000 and $98,035,000 of
the store closing reserve, respectively, was included in other long-term liabilities. Lease disposition costs included in the reserve for store closing costs include the aggregate rent expense for the closed stores net of expected future sublease income of $109,139,000 and $101,389,000 as of January 25, 2003 and January 26, 2002, respectively. Of the total expected future sublease income included in the reserve for store closing costs, the Company had obtained sublease or assignment agreements for certain of its closed stores totaling approximately $49,804,000 and $14,020,000 as of January 25, 2003 and January 26, 2002, respectively.


NOTE 3. RELATIONSHIP WITH KMART CORPORATION

     Approximately 40 of the Company's store leases were guaranteed by Kmart Corporation ("Kmart"), which from 1990 to 1995 was an equity investor in OfficeMax during the Company's early stages of development. Kmart sold the balance of its equity position in OfficeMax in 1995. The Company and Kmart are parties to a Lease Guaranty, Reimbursement and Indemnification Agreement, pursuant to which Kmart agreed to maintain existing guarantees and provide a limited number of additional guarantees, and the Company has agreed, among other things, to indemnify Kmart against liabilities incurred in connection with those guarantees. In connection with that agreement, OfficeMax and Kmart subsequently entered into a Consent and Undertaking Agreement and an Assignment, pursuant to which OfficeMax assigned some 45 leases to Kmart and took back subleases. The agreements generally protect against interference by Kmart in the leases absent default, and provide for Kmart to assign the leases back to OfficeMax should Kmart be released from its guarantees or if necessary to prevent a rejection in bankruptcy. Kmart is presently a debtor in possession in a Chapter 11 bankruptcy case filed on January 22, 2002.

     During the first quarter of fiscal year 2002, due to a decline in Kmart's debt rating, the Company was required to purchase the mortgage notes on two of its store properties for an aggregate amount of $5,085,000. Both of the properties are occupied by the Company. Principal and interest payments to the Company under the mortgage notes are secured by the Company's rent payments under the related lease agreements. Interest on the mortgage notes accrues to the Company at an average rate of approximately 10% per annum, which exceeds the Company's current borrowing rate. The Company does not expect the decline in Kmart's debt rating or Kmart's subsequent bankruptcy filing to have a material adverse impact on OfficeMax's financial position or the results of its operations.

NOTE 4. DEBT

REVOLVING CREDIT FACILITIES

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

     As of January 25, 2003, the Company had no outstanding borrowings under the revolving credit facility. As of January 26, 2002, the Company had outstanding borrowings of $20,000,000 under the revolving credit facility at a weighted average interest rate of 4.75%. Also from this facility, the Company had $117,136,000 and $111,580,000 of standby letters of credit outstanding as of January 25, 2003 and January 26, 2002, respectively, in connection with its insurance programs and two synthetic operating leases. These standby letters of credit reduce the Company's available borrowing capacity under the revolving credit facility. The Company pays quarterly usage fees of between 1.62% and 1.87% per annum on the outstanding standby letters of credit.

     The Company pays quarterly fees of 0.25% per annum on the unused portion of the revolving credit facility. Available borrowing capacity under the revolving credit facility is calculated as a percentage of the Company's inventory and certain accounts receivable. As of January 25, 2003, the Company had unused and available borrowings under the revolving credit facility in excess of $444,000,000.

MORTGAGE LOAN

     During the second quarter of fiscal year 2000, the Company repaid the outstanding balance of a mortgage loan in the amount of $16,100,000. The mortgage loan was secured by the Company's international corporate headquarters and had an original maturity of January 2007.

     During the fourth quarter of fiscal year 2000, the Company assumed an eleven-year $1,800,000 mortgage loan secured by real estate occupied by the Company. The Company previously leased the real estate. The mortgage loan bears interest at a rate of 5.0% per annum. Maturities of the mortgage loan, including interest, will be approximately $213,000 for each of the next five years.

NOTE 5. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company occupies all of its stores, delivery centers and national customer call and contact centers under various long-term lease agreements. These leases generally have initial terms ranging from 10 to 25 years plus renewal options. Most of these leases require the Company to pay minimum rents, subject to periodic adjustments, plus other charges including utilities, real estate taxes, common area maintenance and, in limited cases, contingent rentals based on sales.

     The Company occupies two of its PowerMax inventory distribution facilities under synthetic operating leases with initial lease terms expiring in fiscal year 2004. One of the synthetic operating leases can be extended at the Company's option until fiscal year 2006. The Company leases the PowerMax facilities from special purpose entities ("SPEs") that have been established by nationally prominent, creditworthy commercial lessors to facilitate the financing of those assets for the Company. No officers, directors or employees of the Company hold any direct or indirect equity interest in such SPEs. The SPEs finance the cost of the property through the issuance of commercial paper. The Company has provided standby letters of credit of approximately $81,000,000 in support of the commercial paper. In the event that the Company defaults on its obligations under the leases, the SPEs could draw on the letters of credit in order to redeem the commercial paper. These letters of credit reduce the Company's available borrowing capacity under the Company's revolving credit facility. Upon expiration of the synthetic operating leases, the Company can elect to purchase the related assets of both facilities at a total cost specified in the lease agreement of approximately $80,000,000. If the Company does not elect to purchase the related assets, the Company is required to honor certain fair value guarantees. These guarantees require the Company to reimburse the lessor for any shortfall from a fair value specified in the lease agreement. Currently, the Company expects to purchase the related assets upon expiration of the synthetic operating leases, or otherwise enter into an arrangement to maintain the continued use of these facilities.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46"). The Company is assessing the impact of adoption of FIN 46. However, based on management's preliminary assessment, it is reasonably possible that the Company will be required to consolidate the VIEs (previously referred to as SPEs or special purpose entities) from which it leases two of its PowerMax inventory distribution facilities beginning in the third quarter of fiscal year 2003. If the Company is required to consolidate the VIEs, the assets and related depreciation, liabilities and non-controlling interests of these VIEs will be reflected in the Company's consolidated financial statements.

     The table below summarizes the future minimum lease payments and future minimum rentals due under non-cancelable leases as of January 25, 2003.

-------------------------------------------------------------------------
FISCAL YEAR                                                     OPERATING
(In thousands)                                                    LEASES
-------------------------------------------------------------------------
2003                                                           $  338,202
2004                                                              314,004
2005                                                              286,644
2006                                                              260,346
2007                                                              227,087
Thereafter                                                      1,164,380
                                                               ----------
      Total minimum lease payments                             $2,590,663
                                                               ==========

     Other long-term liabilities as of January 25, 2003 and January 26, 2002 included approximately $66,756,000 and $66,319,000, respectively, related to future rent escalation clauses under certain operating leases that are recognized on a straight-line basis over the terms of the respective lease.

     A summary of operating lease rental expense and short-term rentals, net of sublease income, is as follows:

--------------------------------------------------------------------------------
FISCAL YEAR ENDED            JANUARY 25,         JANUARY 26,         JANUARY 27,
(In thousands)                 2003                2002                 2001
--------------------------------------------------------------------------------
Minimum rentals               $345,890            $366,288            $365,586
Percentage rentals                 618                 188                 249
                              --------            --------            --------
      Total                   $346,508            $366,476            $365,835
                              ========            ========            ========

OTHER COMMITMENTS

     In accordance with an amended and restated joint venture agreement, the minority owner of the Company's subsidiary in Mexico, OfficeMax de Mexico, can elect to put its remaining 49% interest in the subsidiary to the Company, if certain earnings targets are achieved. These earnings targets are calculated quarterly on a rolling four quarter basis. If the earnings targets are achieved and the minority owner elects to put its ownership interest to the Company, the purchase price would be equal to fair value calculated based on the subsidiary's earnings for the last four quarters before interest, taxes, depreciation and amortization and current market multiples of similar companies. The fair value purchase price for fiscal year 2003 is currently estimated at $25,000,000 to $30,000,000.

     The Company has an arrangement with a financial services company (the "Issuer") whereby the Issuer manages the Company's private label credit card programs. The credit card accounts, and receivables generated thereby, are owned by the Issuer. Under the terms of the agreement, the Issuer charges the Company a fee to cover the Issuer's cost of providing credit and collecting the receivables which are non-recourse to the Company. The Company's agreement with the Issuer permits the Issuer to terminate the agreement at anytime if the Company does not maintain a minimum tangible net worth as defined in the agreement. As of January 25, 2003, the Company's tangible net worth exceeded the minimum tangible net worth required by the agreement with the Issuer by approximately $36,935,000. The Company believes that if it did not maintain the required minimum tangible net worth and the Issuer terminated the agreement, it would be able to find another financial services company to manage its private label credit card programs.

     There are various claims, lawsuits and pending actions against the Company incident to the Company's operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company's liquidity, financial position or results of operations. See Note 11 of Notes to Consolidated Financial Statements for information regarding litigation and arbitration proceedings involving the Company and Gateway Companies, Inc. ("Gateway").

NOTE 6. INCOME TAXES

     In the fourth quarter of fiscal year 2001, the Company recorded a $170,616,000 charge to establish a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of FAS 109, which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. Although management believes the Company's results for those periods were heavily affected by deliberate and planned infrastructure improvements, including its PowerMax distribution network and state-of-the-art SAP computer system, as well as an aggressive store closing program, the Company's cumulative loss in the three-year period ended January 26, 2002 represented negative evidence sufficient to require a full valuation allowance under the provisions of FAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of some portion, or the remainder, of the allowance. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company's expectations regarding future taxable income and the Company's cumulative income or loss in the then most recent three-year period.

     On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extends the carryback period to five years from two years for net operating losses incurred during the Company's taxable years ended in 2001 and 2000. During the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit of $57,500,000 due to the extension of the carryback period. As of January 25, 2003, the valuation allowance was approximately $108,885,000, which represents a full valuation allowance of the Company's net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company has received refunds for all of the additional net operating loss carryback resulting from the extension of the carryback period.

     Also during fiscal year 2002, the Company received refunds of amounts on deposit with the IRS of approximately $30,000,000 related to prior year tax returns.

     The provision (benefit) for income taxes consists of:

---------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                 JANUARY 25,            JANUARY 26,          JANUARY 27,
(In thousands)                                       2003                   2002                 2001
---------------------------------------------------------------------------------------------------------
Current federal                                     $     --             $  (4,863)            $(21,317)
State and local                                           --                 8,037               (4,084)
Foreign                                                   --                   112                1,727
Deferred                                              61,731               (84,198)             (55,402)
Valuation allowance                                  (61,731)              170,616                   --
Benefit due to change in tax law                     (57,500)                   --                   --
                                                    --------             ---------             --------
      Total income tax expense (benefit)            $(57,500)            $  89,704             $(79,076)
                                                    ========             =========             ========

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

---------------------------------------------------------------------------------------------------------
                                                     JANUARY 25,          JANUARY 26,          JANUARY 27,
FISCAL YEAR ENDED                                        2003                 2002                 2001
---------------------------------------------------------------------------------------------------------
Federal statutory rate (benefit)                         35.0%               (35.0)%             (35.0)%
State and local taxes, net of
     federal tax effects                                  3.0%                (4.1)%              (4.0)%
Goodwill amortization                                      --                  4.5%                1.7%
Valuation allowance                                     (38.0)%               76.0%                 --
Benefit due to change in tax law                       (308.1)%                 --                  --
Other                                                      --                   --                (0.3)%
                                                       ------                -----              -------
     Total income tax expense (benefit)                (308.1)%               41.4%              (37.6)%
                                                       ======                =====              =======

     The Company's net deferred tax assets are attributable to temporary differences related to:

--------------------------------------------------------------------------------
FISCAL YEAR ENDED                              JANUARY 25,           JANUARY 26,
(In thousands)                                     2003                  2002
--------------------------------------------------------------------------------
Inventory                                      $   5,361             $   5,402
Property and equipment                           (10,212)              (22,154)
Escalating rent                                   26,244                26,133
Store closing reserve                             43,608                57,678
Accrued expenses not currently deductible         27,337                28,657
Net operating loss carryforwards and other        16,547                74,900
Valuation allowance                             (108,885)             (170,616)
                                               ---------             ---------
      Total net deferred tax assets            $      --             $      --
                                               =========             =========

NOTE 7. SUPPLEMENTAL CASH FLOW INFORMATION

     Additional supplemental information related to the Consolidated Statements of Cash Flows is as follows:

----------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                             JANUARY 25,        JANUARY 26,        JANUARY 27,
(In thousands)                                                    2003              2002               2001
----------------------------------------------------------------------------------------------------------------
Cash transactions:
   Cash paid for interest                                       $ 2,749            $15,115            $15,819
   Cash paid for income taxes (excluding income tax
     refunds)                                                    13,192              2,166              6,742
   Cash paid for acquisition of majority interest in
     OfficeMax de Mexico                                             --                 --             10,000

Non-cash transactions:
   Liabilities accrued for property and
     equipment acquired                                           5,781             11,818             24,290
   Tax benefit related to exercise of
     stock options                                                   --                 36                 70


NOTE 8. EMPLOYEE BENEFIT PLANS

STOCK PURCHASE PLANS

     The Company has adopted a Management Share Purchase Plan (the "Management Plan"), an Employee Share Purchase Plan (the "Employee Plan") and a Director Share Plan (the "Director Plan"). Under the Management Plan, the Company's officers are required to use at least 20%, and may use up to 100%, of their annual incentive bonuses to purchase restricted common shares of the Company at a 20% discount from the fair value of the same number of unrestricted common shares. Restricted common shares purchased under the Management Plan are generally restricted from sale or transfer for three years from date of purchase. The maximum number of common shares reserved for issuance under the Management Plan is 1,242,227. The Company recognized compensation expense for the discount on the restricted common shares of $25,000, $66,000 and $103,000 in fiscal years 2002, 2001 and 2000, respectively.

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

     The Director Plan covers all directors of the Company who are not officers or employees of the Company. Participants receive their entire annual retainer in the form of restricted common shares paid at the beginning of the relevant calendar year and all of their meeting fees in the form of unrestricted common shares paid at the end of the calendar quarter in which the meetings occurred. Shares paid to participants in the Director Plan are issued at the fair market value on the date of grant without discount. The restrictions on such shares generally lapse one year from the date of grant. The maximum number of shares reserved for issuance under the Director Plan is 750,000.

SAVINGS PLANS

     Employees of the Company who meet certain service requirements are eligible to participate in the Company's 401(k) Savings Plan. Participants may contribute 2% to 15% of their annual earnings, subject to statutory limitations. The Company matches 50% of the first 3% of the employee's contribution. Such matching Company contributions are invested in shares of the Company's common stock and become vested 50% after two years of service and 100% after three years of service. Highly compensated employees (as defined by the Employee Retirement Income Security Act of 1974, as amended) are eligible to participate in the Company's Executive Savings Deferral Plan ("ESDP") if their contributions to the 401(k) Savings Plan are limited. The provisions of the ESDP are similar to those of the Company's 401(k) Savings Plan. The charge to operations for the Company's matching contributions to these plans amounted to $1,635,000, $1,477,000 and $1,290,000 for fiscal years 2002, 2001 and 2000, respectively.

STOCK OPTION PLANS

     The Company's Equity-Based Award Plan provides for the issuance of up to 26,000,000 share appreciation rights, restricted shares and options to purchase common shares. Options granted under the Equity-Based Award Plan become exercisable from one to seven years after the date of grant and expire ten years from date of grant.

     Exercisable options outstanding were 7,995,054 as of January 25, 2003, 6,303,979 as of January 26, 2002 and 3,996,544 as of January 27, 2001.

     Option activity for each of the last three fiscal years was as follows:

------------------------------------------------------------------------------
                                                                 WEIGHTED
                                                                 AVERAGE
                                                 SHARES       EXERCISE PRICE
------------------------------------------------------------------------------
Outstanding at January 22, 2000                 12,088,347      $  10.56
Granted                                          5,485,993          3.62
Exercised                                         (112,822)         4.01
Forfeited                                       (2,604,895)        10.30
                                               ------------   -----------

Outstanding at January 27, 2001                 14,856,623          8.09
Granted                                          2,549,562          3.17
Exercised                                         (119,870)         4.01
Forfeited                                       (3,470,525)         7.44
                                               ------------   -----------

Outstanding at January 26, 2002                 13,815,790          7.85
Granted                                          3,869,790          5.73
Exercised                                       (1,111,946)         2.68
Forfeited                                       (1,514,859)         7.62
                                               ------------   -----------
Outstanding at January 25, 2003                 15,058,775      $   7.71
                                               ============   ===========

     The following table summarizes information about options outstanding as of January 25, 2003:


                          Options Outstanding                                             Options Exercisable
                     -----------------------------------                          -------------------------------------
    Range of                         Weighted Average       Weighted Average                         Weighted Average
 Exercise Prices      Options         Exercise Price     Remaining Life (Years)       Options         Exercise Price
                     -------------- --------------------                          ----------------- -------------------
$ 2.38 to $ 4.31     2,599,305           $  3.10                 8.3                 1,194,680           $  2.94
$ 4.56 to $ 5.96     3,684,479           $  5.75                 9.1                   140,046           $  5.39
$ 6.06 to $ 7.08     2,737,925           $  6.57                 6.7                 1,850,304           $  6.61
$ 7.56 to $ 9.78     2,042,585           $  7.92                 5.6                 1,280,417           $  7.72
$10.19 to $11.75     2,063,333           $ 11.48                 3.3                 1,951,329           $ 11.54
$13.88 to $18.07     1,931,148           $ 15.02                 4.3                 1,578,278           $ 15.12


NOTE 9. BUSINESS SEGMENTS

     The Company has two business segments: Domestic and International. The Company's operations in the United States, Puerto Rico and the U.S. Virgin Islands, comprised of its retail stores, e-Commerce operations, catalog business and outside sales groups, are included in the Domestic segment. The Domestic segment also includes the Company's investments accounted for under the cost or equity methods, including its investment in a Brazilian company. The operations of the Company's majority-owned subsidiary in Mexico, OfficeMax de Mexico, are included in the International segment. During recent years, OfficeMax has integrated and aligned its domestic e-Commerce operations, catalog business and outside sales groups with its superstores in order to more efficiently leverage its various business channels. As a result, management evaluates performance and allocates resources based on an integrated view of its domestic operations. Management evaluates the performance of the Company's International segment separately because of the differences between the operating environments for its Domestic and International segments.

     The accounting policies of the Company's business segments are the same as those described in the Summary of Significant Accountings Policies (Note 1 of Notes to Consolidated Financial Statements). The combined results of operations and assets of the Company's business segments are equal to the Company's consolidated results of operations and assets.

     The following table summarizes the results of operations for the Company's business segments: (In thousands)

----------------------------------------------------------------------------------------------------------------------
                                                             TOTAL
FISCAL YEAR 2002                                            COMPANY                DOMESTIC             INTERNATIONAL
----------------------------------------------------------------------------------------------------------------------
Sales                                                     $ 4,775,563             $ 4,622,479             $ 153,084
Cost of merchandise sold, including buying and
    occupancy costs                                         3,578,872               3,461,366               117,506
                                                          -----------             -----------             ---------
Gross profit                                                1,196,691               1,161,113                35,578
Store closing and asset impairment                              2,489                   2,489                    --
Operating income                                               24,645                  20,307                 4,338
Interest expense (income), net                                  5,980                   6,622                  (642)
Income tax benefit                                            (57,500)                (57,500)                   --
Minority interest                                               2,441                      --                 2,441
                                                          -----------             -----------             ---------
Net income                                                $    73,724             $    71,185             $   2,539
                                                          ===========             ===========             =========

-----------------------------------------------------------------------------------------------------------------------
                                                            TOTAL
FISCAL YEAR 2001                                           COMPANY                  DOMESTIC            INTERNATIONAL
-----------------------------------------------------------------------------------------------------------------------
Sales                                                     $ 4,625,877             $ 4,485,293             $ 140,584
Cost of merchandise sold, including buying and
    occupancy costs                                         3,536,069               3,429,069               107,000
Inventory liquidation                                           3,680                   3,680                    --
                                                          -----------             -----------             ---------
Gross profit                                                1,086,128               1,052,544                33,584
Store closing and asset impairment                             76,761                  76,761                    --
Operating income (loss)                                      (201,916)               (206,580)                4,664
Interest expense (income), net                                 14,804                  15,744                  (940)
Other, net                                                         61                      61                    --
Income tax benefit                                            (80,912)                (80,912)                   --
Valuation allowance - deferred tax assets                     170,616                 170,616                    --
Minority interest                                               2,973                      --                 2,973
                                                          -----------             -----------             ---------
Net income (loss)                                         $  (309,458)            $  (312,089)            $   2,631
                                                          ===========             ===========             =========

     The total assets of the International segment were approximately $69,728,000 and $76,239,000 as of January 25, 2003 and January 26, 2002,
respectively. The total assets of the International segment included long-lived assets, primarily fixed assets, of approximately $23,676,000 and $26,405,000 as of January 25, 2003 and January 26, 2002, respectively. Depreciation expense for the International segment was approximately $4,016,000 for fiscal year 2002 and $2,641,000 for fiscal year 2001. Included in the total assets of the International segment was goodwill of $3,699,000, which was net of $968,000 of accumulated amortization, as of January 25, 2003 and January 26, 2002. Goodwill amortization for the International segment was approximately $465,000 for fiscal year 2001. As a result of a new accounting pronouncement, FAS 142, that was effective for the Company as of the beginning of fiscal year 2002, goodwill is no longer amortized.

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

     Other than its investments in OfficeMax de Mexico, the Company has no international sales or assets.


NOTE 10. SHAREHOLDERS' EQUITY

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

NOTE 11.  GATEWAY ALLIANCE

     In fiscal year 2000, Gateway committed to operate licensed store-within-a-store computer departments within all OfficeMax superstores in the United States pursuant to a strategic alliance, which included the terms of a Master License Agreement (the "MLA"). In connection with the investment requirements of the strategic alliance, during the second quarter of fiscal year 2000, Gateway invested $50,000,000 in OfficeMax convertible preferred stock - $30,000,000 in Series A Voting Preference Shares (the "Series A Shares") designated for OfficeMax and $20,000,000 in Series B Serial Preferred Shares (the "Series B Shares") designated for OfficeMax.com.

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

     During the first quarter of fiscal year 2001, Gateway announced its intention to discontinue selling computers in non-Gateway stores, including OfficeMax superstores. At that time, OfficeMax and Gateway began discussing legal issues regarding Gateway's performance under the strategic alliance. In the second quarter of fiscal year 2001, Gateway ended its rollout of Gateway store-within-a-store computer departments in the Company's superstores and has since removed its equipment and fixtures from such stores. On July 23, 2001, Gateway notified the Company of its termination of the MLA and its desire to exercise its redemption rights with respect to the Series B Shares. Thereafter, the Company, which had previously notified Gateway of Gateway's breaches under the MLA and related agreements, reaffirmed its position that Gateway was in breach of its obligations under the MLA and related agreements. Accordingly, the Company stopped recording the accretion of the Series A Shares and accruing interest on the Series B Shares at that date. Litigation and arbitration proceedings have commenced with each party asserting claims of non-performance against each other.

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

NOTE 12. EARNINGS PER COMMON SHARE

     Basic earnings per common share is based on the weighted average number of common shares outstanding, and diluted earnings per common share is based on the weighted average number of common shares outstanding and all potentially dilutive common stock equivalents.

     A reconciliation of the basic and diluted per share computations is as follows:

--------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED                                  JANUARY 25,         JANUARY 26,           JANUARY 27,
(In thousands, except per share data)                 2003                2002                  2001
--------------------------------------------------------------------------------------------------------
Net income (loss)                                   $ 73,724            $(309,458)            $(133,166)
Preferred stock accretion                                 --               (1,546)               (2,319)
                                                    --------            ---------             ---------
Net income (loss)
     available to common shareholders               $ 73,724            $(311,004)            $(135,485)
                                                    ========            =========             =========

Weighted average number of common shares
     outstanding                                     123,817              114,308               112,738
Effect of dilutive securities:
     Stock options                                     1,243                   --                    --
     Restricted stock                                     49                   --                    --
                                                    --------            ---------             ---------
Weighted average number of common shares
     outstanding and assumed
     conversions                                     125,109              114,308               112,738
                                                    ========            =========             =========

Basic earnings (loss) per common share              $   0.60            $   (2.72)            $   (1.20)
                                                    ========            =========             =========
Diluted earnings (loss) per common share            $   0.59            $   (2.72)            $   (1.20)
                                                    ========            ==========            =========

     Options to purchase 12,368,499 common shares were excluded from the calculation of diluted earnings per common share in fiscal year 2002, because the exercise prices of the options were greater than the average market price. These shares had a weighted average exercise price of $8.70.

     All potentially dilutive common stock equivalents were excluded from the calculation of diluted earnings per common share for fiscal years 2001 and 2000, because their effect would have been anti-dilutive due to the net loss recognized in those periods. Options to purchase 13,815,790 common shares at a weighted average exercise price of $7.85 and 81,607 restricted stock units were excluded from the calculation of diluted earnings per common share for fiscal year 2001. Options to purchase 14,856,623 common shares at a weighted average exercise price of $8.09 and 148,463 restricted stock units were excluded from the calculation of diluted earnings per common share for fiscal year 2000.

NOTE 13. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS

     Unaudited quarterly consolidated results of operations for the fiscal years ended January 25, 2003 and January 26, 2002 are summarized as follows: (In thousands, except per share data)

                                FISCAL YEAR 2002
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------
                                                  FIRST                 SECOND                 THIRD                  FOURTH
                                                 QUARTER (1)         QUARTER (2)               QUARTER              QUARTER (2)
-------------------------------------------------------------------------------------------------------------------------------
Sales                                         $ 1,178,152             $ 1,006,271             $1,255,606            $1,335,534
Cost of merchandise sold,
   including buying and
   occupancy costs                                878,824                 759,288                937,942             1,002,818
                                              -----------             -----------             ----------            ----------
Gross profit                                      299,328                 246,983                317,664               332,716
Store closing and asset impairment                     --                   1,777                     --                   712
Operating income (loss)                             8,102                 (31,273)                18,842                28,974
Income (loss) before income taxes                   6,761                 (33,398)                17,562                27,740
Income tax benefit                                (57,500)                     --                     --                    --

Net income (loss)                             $    63,518             $   (33,362)            $   16,512            $   27,056
Income (loss) per common share:
        Basic                                 $      0.52             $     (0.27)            $     0.13            $     0.22
        Diluted                               $      0.51             $     (0.27)            $     0.13            $     0.22


                                FISCAL YEAR 2001
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------
                                                 FIRST                 SECOND                  THIRD                   FOURTH
                                                QUARTER                QUARTER                QUARTER                QUARTER (3)
----------------------------------------------------------------------------------------------------------------------------------
Sales                                         $ 1,191,467             $ 976,675             $ 1,186,433             $ 1,271,302
Cost of merchandise sold,
   including buying and
   occupancy costs                                901,179               733,086                 903,715                 998,089
Inventory liquidation                                  --                    --                      --                   3,680
                                              -----------             ---------             -----------             -----------
Gross profit                                      290,288               243,589                 282,718                 269,533
Store closing and asset impairment                     --                    --                      --                  76,761
Operating loss                                    (19,526)              (32,871)                (36,468)               (113,051)
Loss before income taxes                          (24,913)              (37,727)                (39,209)               (114,932)
Income tax benefit                                 (9,134)              (13,984)                (14,714)                (43,080)
Deferred tax valuation allowance                       --                    --                      --                 170,616
Net loss                                      $   (16,585)            $ (23,996)            $   (25,780)            $  (243,097)

Loss per common share:
        Basic                                 $     (0.15)            $   (0.22)            $     (0.23)            $     (2.06)
        Diluted                               $     (0.15)            $   (0.22)            $     (0.23)            $     (2.06)

(1) During the first quarter of fiscal year 2002, the Company reversed a portion of the deferred tax asset valuation allowance recorded during the fourth quarter of fiscal year 2001 and recorded an income tax benefit of $57,500,000 due to the effects of a new tax law that extended the carryback period for net operating losses incurred during the Company's taxable years ended in 2001 and 2000. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding income taxes.

(2) The Company recorded a charge of $1,777,000 for asset impairment during the second quarter of fiscal year 2002. During the fourth quarter of fiscal year 2002, the Company recorded a net charge of $712,000 for store closing and asset impairment. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding store closing and asset impairment charges.

(3) The Company recorded a net charge of $76,761,000 for store closing and asset impairment, as well as a charge for inventory liquidation of $3,680,000 in the fourth quarter of fiscal year 2001. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding store closing and asset impairment and inventory liquidation charges. During the fourth quarter of fiscal year 2001, the Company recorded additional cost of merchandise sold of $13,629,000 as a result of the finalization of estimates for inventory shrink expense including the effects of the implementation of certain supply chain initiatives. Also during the fourth quarter of fiscal year 2001, the Company recorded a $170,616,000 charge to establish a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding income taxes.


                                                                                DEDUCTIONS -
                                          BALANCE          ADDITIONS -           WRITE-OFFS,              BALANCE
                                       AT BEGINNING        CHARGED TO           PAYMENTS AND              AT END
(In thousands)                           OF PERIOD           EXPENSE          OTHER ADJUSTMENTS          OF PERIOD
---------------------------------     --------------       -----------        -----------------          ---------
 Tax Asset Valuation Allowance
                 2002                   $ 170,616          $      -              $  61,731              $ 108,885
                 2001                          -             170,616                    -                 170,616
                 2000                          -                  -                     -                      -