Form 10-Q
period 2003-04-26
OFFICEMAX INC /OH/
filed 2003-06-05
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

        (Mark One)

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 26, 2003

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

                                 (216) 471-6900

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                       Shares outstanding as of
            Title of each class                              June 4, 2003
            -------------------                              ------------
      Common Shares, without par value                        124,475,034

                                 OFFICEMAX, INC.

                                      INDEX

Part I - Financial Information                                                  Page
  Item 1.           Financial Statements                                         3

  Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                         14

  Item 3.           Quantitative and Qualitative Disclosures About
                    Market Risk                                                 24

  Item 4.           Controls and Procedures                                     24

Part II - Other Information

  Item 6.           Exhibits and Reports on Form 8-K                            25


Signatures                                                                      25

Certifications                                                                  26

Exhibit Index                                                                   28

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                  APRIL 26,        JANUARY 25,
                                                                    2003              2003
                                                                -----------        -----------
                                                                (Unaudited)
 ASSETS
 Current Assets:
   Cash and equivalents                                         $    75,946        $   137,143
   Accounts receivable, net of allowances
     of $1,240 and $1,073, respectively                             115,660             90,339
   Merchandise inventories                                          946,085            927,679
   Other current assets                                              32,310             27,585
                                                                -----------        -----------
       Total current assets                                       1,170,001          1,182,746
 Property and Equipment:
   Buildings and land                                                36,253             36,133
   Leasehold improvements                                           192,140            183,547
   Furniture, fixtures and equipment                                649,787            645,466
                                                                -----------        -----------
   Total property and equipment                                     878,180            865,146
   Less: Accumulated depreciation                                  (589,634)          (567,709)
                                                                -----------        -----------
      Property and equipment, net                                   288,546            297,437
 Other assets and deferred charges                                   14,686             14,763
 Goodwill, net of accumulated amortization of $89,757               290,495            290,495
                                                                -----------        -----------
                                                                $ 1,763,728        $ 1,785,441
                                                                ===========        ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable - trade                                     $   440,796        $   437,884
   Accrued expenses and other liabilities                           206,651            227,022
   Accrued salaries and related expenses                             43,607             60,190
   Taxes other than income taxes                                     79,775             79,781
   Redeemable preferred shares - Series B                            21,750             21,750
   Mortgage loan, current portion                                       130                128
                                                                -----------        -----------
       Total current liabilities                                    792,709            826,755
 Mortgage loan                                                        1,354              1,390
 Other long-term liabilities                                        159,210            157,587
                                                                -----------        -----------
       Total liabilities                                            953,273            985,732
                                                                -----------        -----------
 Commitments and contingencies                                           --                 --
 Minority interest                                                   19,517             19,264
 Shareholders' Equity:
   Common stock, without par value; 200,000,000 shares
    authorized; 134,831,955 and 134,801,656 shares issued
    and outstanding, respectively                                   886,366            887,556
   Deferred stock compensation                                         (282)              (153)
   Cumulative translation adjustment                                 (2,829)            (2,457)
   Retained deficit                                                  (4,082)           (13,865)
   Less:  Treasury stock, at cost                                   (88,235)           (90,636)
                                                                -----------        -----------
       Total shareholders' equity                                   790,938            780,445
                                                                -----------        -----------
                                                                $ 1,763,728        $ 1,785,441
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

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                     13 WEEKS ENDED
                                            ---------------------------------
                                              APRIL 26,           APRIL 27,
                                                2003                2002
                                            -------------       -------------
 Sales                                      $   1,226,460       $   1,178,152
 Cost of merchandise sold, including
    buying and occupancy costs                    918,005             878,824
                                            -------------       -------------
 Gross profit                                     308,455             299,328
 Store operating and selling expenses             264,403             257,213
 General and administrative expenses               33,203              34,013
                                            -------------       -------------
 Total operating expenses                         297,606             291,226
 Operating income                                  10,849               8,102
 Interest expense, net                                469               1,341
                                            -------------       -------------
 Income before income taxes                        10,380               6,761
 Income tax benefit                                    --             (57,500)
 Minority interest                                    597                 743
                                            -------------       -------------
 Net income                                 $       9,783       $      63,518
                                            =============       =============
 INCOME PER COMMON SHARE:
    Basic                                   $        0.08       $        0.52
                                            =============       =============
    Diluted                                 $        0.08       $        0.51
                                            =============       =============
 WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING:
    Basic                                     124,233,000         123,204,000
                                            =============       =============
    Diluted                                   125,382,000         124,781,000
                                            =============       =============




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    13 WEEKS ENDED
                                                               --------------------------
                                                               APRIL 26,        APRIL 27,
                                                                  2003            2002
                                                               ---------        ---------
 CASH PROVIDED BY (USED FOR):
 OPERATIONS
    Net income                                                 $   9,783        $  63,518
    Adjustments to reconcile net income
     to net cash from operating activities:
      Depreciation and amortization                               22,045           22,071
      Other, net                                                     627            1,221
    Changes in current assets and current liabilities:
      Increase in inventories                                    (19,248)         (73,335)
      Decrease in accounts payable                               (12,992)         (65,978)
      (Increase) decrease in accounts receivable                 (20,772)           5,570
      Decrease in accrued liabilities                            (24,570)          (7,875)
      Store closing and asset impairment                          (5,382)          (9,454)
      Other, net                                                 (11,385)         (55,793)
                                                               ---------        ---------
        Net cash used for operations                             (61,894)        (120,055)
                                                               ---------        ---------
 INVESTING
      Capital expenditures                                       (16,745)         (14,510)
      Other, net                                                      66           (3,996)
                                                               ---------        ---------
        Net cash used for investing                              (16,679)         (18,506)
                                                               ---------        ---------
 FINANCING
      Increase in revolving credit facilities                         --           97,600
      Payments of mortgage principal                                 (34)             (34)
      Increase in overdraft balances                              15,962           19,583
      Proceeds from the issuance of common stock, net              1,209            2,787
      Other, net                                                     390             (120)
                                                               ---------        ---------
        Net cash provided by financing                            17,527          119,816
                                                               ---------        ---------
 Effect of exchange rate changes on cash and equivalents            (151)             422
                                                               ---------        ---------
 Net decrease in cash and equivalents                            (61,197)         (18,323)
 Cash and equivalents, beginning of the period                   137,143           76,751
                                                               ---------        ---------
 Cash and equivalents, end of the period                       $  75,946        $  58,428
                                                               =========        =========
 SUPPLEMENTAL INFORMATION
 Interest paid on debt                                         $      19        $     256
                                                               =========        =========
 Taxes paid on income (excluding tax refunds)                  $      73        $     115
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

                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                              Deferred       Cumulative
                                                 Common         Stock       Translation     Retained       Treasury
                                                 Shares     Compensation     Adjustment      Deficit         Stock          Total
                                               ---------    ------------    -----------     ---------      ---------      ---------
BALANCE AT JANUARY 25, 2003                    $ 887,556      $    (153)     $  (2,457)     $ (13,865)     $ (90,636)     $ 780,445
Comprehensive income:
   Net income                                         --             --             --          9,783             --          9,783
   Cumulative translation adjustment                  --             --           (372)            --             --           (372)
                                                                                                                          ---------
Total comprehensive income                                                                                                    9,411
Issuance of common shares
  under director plan                                (20)            --             --             --             47             27
Exercise of stock options                           (180)            --             --             --            271             91
Sale of shares under management share
  purchase plan                                     (847)          (191)            --             --          1,802            764
Sale of shares under employee
  share purchase plan                               (143)            --             --             --            281            138
Amortization of deferred
  compensation                                        --             62             --             --             --             62
                                               ---------      ---------      ---------      ---------      ---------      ---------
BALANCE AT APRIL 26, 2003                      $ 886,366      $    (282)     $  (2,829)     $  (4,082)     $ (88,235)     $ 790,938
                                               =========      =========      =========      =========      =========      =========




The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE 13 WEEKS ENDED
                        APRIL 26, 2003 AND APRIL 27, 2002

Significant Accounting and Reporting Policies

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

2. The Company's consolidated financial statements for the 13 weeks ended April 26, 2003 and April 27, 2002 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 25, 2003 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 8, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal year 2003 ends on January 24, 2004 and includes 52 weeks. Fiscal year 2002 ended on January 25, 2003 and included 52 weeks.

4. OfficeMax serves its customers through nearly 1,000 superstores, e-Commerce Web sites and direct-mail catalogs. The Company has operations in the United States, Canada, Puerto Rico, the U.S. Virgin Islands and Mexico, including 938 domestic superstores and 30 superstores in Mexico. The Company operates the superstores in Mexico through a majority-owned subsidiary. In addition to offering office products, business machines and related items, OfficeMax superstores also feature CopyMax and FurnitureMax, store-within-a-store modules devoted exclusively to print-for-pay services and office furniture. The Company also reaches customers in the United States with an offering of over 40,000 items through its e-Commerce site, OfficeMax.com, its direct-mail catalogs and its outside sales force, all of which are serviced by its three PowerMax inventory distribution facilities, 17 delivery centers and two national customer call and contact centers.

5. The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and provides pro forma disclosures of compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The following pro forma disclosures of compensation expense are based on the fair value provisions of FAS 123 using the Black-Scholes option pricing model to estimate the fair value of options at the date of grant.

      (Dollars in thousands, except per share information)

                                                       13 WEEKS ENDED
                                                 ---------------------------
                                                 APRIL 26,          APRIL 27,
                                                   2003               2002
                                                 --------           --------
Net income, as reported                          $ 9,783            $63,518
Stock-based compensation excluded
    from reported net income                       1,714              1,051
                                                 -------            -------
Pro forma net income                             $ 8,069            $62,467
                                                 =======            =======
Pro forma basic earnings per common share        $  0.07            $  0.51
                                                 =======            =======
Pro forma diluted earnings per common share      $  0.06            $  0.50
                                                 =======            =======

6. The components of the Company's comprehensive income are as follows: (In thousands)

                                                      13 WEEKS ENDED
                                                ---------------------------
                                                APRIL 26,          APRIL 27,
                                                  2003               2002
                                                ---------          ---------
Net income                                      $  9,783           $ 63,518
Other comprehensive income (loss):
    Cumulative translation adjustment               (372)            (1,161)
                                                --------           --------
Comprehensive income                            $  9,411           $ 62,357
                                                ========           ========

7. Basic earnings per common share is based on the weighted average number of common shares outstanding. Diluted earnings per common share is based on the weighted average number of common shares outstanding and all potentially dilutive common stock equivalents.

      A reconciliation of the basic and diluted per share computations is as follows:

      (Dollars in thousands, except per share data)

                                                13 WEEKS ENDED
                                        -------------------------------
                                          APRIL 26,          APRIL 27,
                                            2003               2002
                                        ------------       ------------
Net income available
    to common shareholders              $      9,783       $     63,518
                                        ============       ============
Weighted average number of
    common shares outstanding            124,232,830        123,204,035
Effect of dilutive securities:
    Stock options                            946,027          1,495,829
    Restricted stock                         203,276             81,607
                                        ------------       ------------
Weighted average number of
    common shares outstanding
    and assumed conversions              125,382,133        124,781,471
                                        ============       ============
Basic earnings per common share         $       0.08       $       0.52
                                        ============       ============
Diluted earnings per common share       $       0.08(1)    $       0.51(2)
                                        ============       ============

----------
(1) Options to purchase 15,996,081 common shares were excluded from the calculation of diluted earnings per common share for the 13 weeks ended April 26, 2003, because the exercise prices of these options were greater than the average market price. The weighted average exercise price of these options was $7.80.

(2) Options to purchase 13,196,492 common shares were excluded from the calculation of diluted earnings per common share for the 13 weeks ended April 27, 2002 because the exercise prices of these options were greater than the average market price. The weighted average exercise price of these options was $8.72.

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

      The following table summarizes the results of operations for the Company's business segments for the 13 weeks ended April 26, 2003 and April 27, 2002:

      (In thousands)

                                             TOTAL
13 WEEKS ENDED APRIL 26, 2003               COMPANY            DOMESTIC        INTERNATIONAL
-----------------------------             -----------        -----------       -------------
Sales                                     $ 1,226,460        $ 1,192,124        $    34,336
Cost of merchandise sold, including
    buying and occupancy costs                918,005            892,134             25,871
                                          -----------        -----------        -----------
Gross profit                                  308,455            299,990              8,465
Operating income                               10,849              9,975                874
Interest expense (income), net                    469                814               (345)
Minority interest                                 597                 --                597
                                          -----------        -----------        -----------
Net income                                $     9,783        $     9,161        $       622
                                          ===========        ===========        ===========


13 WEEKS ENDED APRIL 27, 2002
-----------------------------
Sales                                     $ 1,178,152        $ 1,139,888        $    38,264
Cost of merchandise sold, including
    buying and occupancy costs                878,824            849,682             29,142
                                          -----------        -----------        -----------
Gross profit                                  299,328            290,206              9,122
Operating income                                8,102              6,758              1,344
Interest expense (income), net                  1,341              1,514               (173)
Income tax benefit                            (57,500)           (57,500)                --
Minority interest                                 743                 --                743
                                          -----------        -----------        -----------
Net income                                $    63,518        $    62,744        $       774
                                          ===========        ===========        ===========

      The total assets of the International segment were approximately $74,682,000 and $69,728,000 as of April 26, 2003 and January 25, 2003,
      respectively. The total assets of the International segment included long-lived assets, primarily property and equipment, of approximately $22,725,000 and $23,676,000 as of April 26, 2003 and January 25, 2003,
      respectively. Depreciation expense for the International segment was approximately $792,000 for the 13 weeks ended April 26, 2003 and $838,000 for the 13 weeks ended April 27, 2002. Included in the total assets of the International segment was goodwill, net of accumulated amortization, of $3,699,000 as of April 26, 2003 and January 25, 2003.

9. During the fourth quarter of fiscal year 2002, the Company conducted a review of its domestic real estate portfolio and committed to close eight underperforming superstores and one delivery center. In conjunction with these closings, the Company recorded a pre-tax charge for store closing and asset impairment of $11,915,000 during the fourth quarter of fiscal year 2002. Also during the fourth quarter of fiscal year 2002, the Company reversed certain portions of the store closing reserves established in fiscal year 2001 and fiscal year 2000 when those portions of the reserves were deemed no longer necessary. The reversals reduced the fiscal year 2002 charge by approximately $11,203,000.

      During the first quarter of fiscal year 2003, the Company closed the delivery center and two of the superstores included in the charge for store closing and asset impairment recorded during the fourth quarter of fiscal year 2002. The remaining superstores are expected to close during fiscal year 2003.

      A reconciliation of the major components of the Company's store closing reserve is as follows:

(In thousands)
                                                   BALANCE                             BALANCE
                                                 JANUARY 25,        PAYMENT /         APRIL 26,
                                                    2003             USAGE              2003
                                                  --------          --------          --------
Lease disposition costs, net of sublease          $101,304          $  4,671          $ 96,633
  income
Other closing costs                                  2,926               711             2,215
                                                  --------          --------          --------
  Total                                           $104,230          $  5,382          $ 98,848
                                                  ========          ========          ========

      As of April 26, 2003 and January 25, 2003, $76,432,000 and $81,330,000 of
      the store closing reserve, respectively, was included in other long-term liabilities. Lease disposition cost included in the reserve for store closing costs includes the aggregate rent expense for the closed stores net of expected future sublease income of $108,788,000 and $109,139,000 as of April 26, 2003 and January 25, 2003, respectively. Of the total expected future sublease income included in the reserve for store closing costs, the Company had obtained sublease or assignment agreements for certain of its closed stores totaling $46,682,000 as of April 26, 2003.

10. In the fourth quarter of fiscal year 2001, the Company recorded a $170,616,000 charge to establish a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. Although management believes the Company's results for those periods were heavily affected by deliberate and planned infrastructure improvements, including its PowerMax distribution network and state-of-the-art SAP computer system, as well as an aggressive store closing program, the Company's cumulative loss in the most recent three-year period represented negative evidence sufficient to require a full valuation allowance under the provisions of FAS 109. As of April 26, 2003, the valuation allowance was approximately $105,021,000, which represents a full valuation allowance of the Company's net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of some portion or the remainder of the allowance. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

      On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extended the carryback period, to five years from two years, for net operating losses incurred during the Company's taxable years ended in 2001 and 2000. During the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit of $57,500,000 due to the extension of the carryback period. As of April 27, 2002, a receivable for the $57,500,000 income tax refund was included in other current assets. The Company received refunds for the additional net operating loss carryback resulting from the extension of the carryback period during fiscal year 2002.

11. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies consolidation requirements for variable interest entities ("VIEs") which establishes additional factors beyond ownership of a majority voting interest to indicate that a company has a controlling financial interest in an entity (or a relationship sufficiently similar to a controlling financial interest that it requires consolidation). Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. This interpretation applies immediately to variable interest entities created or obtained after January 31, 2003 and must be retroactively applied to holdings in variable interest entities acquired before February 1, 2003 in interim and annual financial statements issued for periods beginning after June 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated.

      The Company leases two of its PowerMax distribution facilities from VIEs (previously referred to as special purpose entities or SPEs) that have been established by nationally prominent, creditworthy commercial lessors to facilitate the financing of the inventory distribution facilities. The VIEs finance the cost of the property through the issuance of commercial paper. The Company has provided standby letters of credit of approximately $81,000,000 in support of the commercial paper. In the event that the Company defaults on its obligations under the leases, the VIEs could draw on the letters of credit in order to redeem the commercial paper. These letters of credit utilize a portion of the Company's available borrowing capacity under its revolving credit facility. Upon expiration of the synthetic operating leases, the Company can elect to purchase the related assets of both facilities at a total cost specified in the lease agreements of approximately $80,000,000. If the Company does not elect to purchase the related assets, the Company is required to honor certain fair value guarantees. These guarantees require the Company to reimburse the lessor for any shortfall from a fair value specified in the lease agreements. Currently, the Company expects to purchase the related assets upon expiration of the synthetic operating leases, or otherwise enter into an arrangement to maintain the continued use of these facilities.

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

12. In November 2002, the FASB Emerging Issues Task Force ("Task Force") issued EITF Issue 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor," ("EITF 02-16"). EITF 02-16 addressed the following two issues: (i) the classification in a reseller's financial statements of cash consideration received from a vendor ("Issue 1"); and (ii) the timing of recognition by a reseller of a rebate or refund from a vendor that is contingent upon achieving a specific cumulative level of purchases or remaining a customer for a specified time period ("Issue 2"). Issue 1 stipulates that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendors' products and should, therefore, be recognized as a reduction of cost of merchandise sold when recognized in the reseller's financial statements. However, that presumption is overcome when the consideration is either (a) a payment for assets or services delivered to the vendor, in which case the cash consideration should be recognized as revenue (or other income, as appropriate) when recognized in the reseller's income statement, or (b) a reimbursement of a specific, incremental, identifiable cost incurred by the reseller in selling the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller's income statement. Issue 2 states that vendor rebates should be recognized on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the reseller toward earning the rebate, provided the amounts are probable and reasonably estimable. Issue 1 was effective for all new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Issue 2 was effective for all new arrangements initiated after November 21, 2002.

      The Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which vendors reimburse the Company for a portion of its advertising expenses and other costs. In accordance with the transition provisions of EITF 02-16, the Company is required to adopt the new guidance prospectively as it negotiates agreements with new vendors or modifies existing agreements. The Company's vendor agreements typically do not have expiration dates and remain in effect until replaced, and therefore, it is expected to take up to 18 months to cycle through all vendor program negotiations in the normal course of business. As a result of the more restrictive standards defined in Issue 1 of EITF 02-16, the Company is required to record certain consideration received from its vendors as a reduction of cost of merchandise sold, which previously would have been recognized as a reduction of a related advertising expense. This change in accounting may impact the timing of recognition of cash consideration received from the Company's vendors and increase its gross profit and net advertising expenses. These changes do not affect the total amount of vendor income the Company receives from its vendors. The application of the new guidance reduced earnings by approximately $0.01 per diluted share during the first quarter of fiscal year 2003. The estimated effect of the prospective adoption of EITF 02-16 for the remainder of fiscal year 2003 is a reduction of earnings of $0.01 to $0.02 per diluted share per quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated sales for the 13 weeks ended April 26, 2003 increased 4% to $1,226,460,000 from $1,178,152,000 for the like prior year period. The increase in current year sales was primarily the result of a 5% comparable-store sales increase experienced by the Company's Domestic segment. The first quarter of fiscal year 2003 marked the fifth consecutive quarter of year-over-year improvement in consolidated comparable-store sales. The Domestic segment's comparable-store sales gains were driven by both increased customer counts and higher average revenue per customer transaction primarily as a result of the Company's new merchandising and marketing initiatives, improved inventory in-stock position and better in-store execution.

Cost of merchandise sold, including buying and occupancy costs, was $918,005,000 for the 13 weeks ended April 26, 2003 and $878,824,000 for the 13 weeks ended April 27, 2002. Cost of merchandise sold, including buying and occupancy costs, increased as a percentage of sales to 74.8% for the 13 weeks ended April 26, 2003 from 74.6% for the comparable period last year. Correspondingly, gross margin rate decreased approximately 0.2% of sales from the comparable prior year period to 25.2% of sales for the 13 weeks ended April 26, 2003. The slight decline in the gross margin rate was primarily due to a sales mix shift towards electronic merchandise experienced by the Company's Domestic segment, near the end of the first quarter, driven in part by an increase in spending for capital goods following the winding down of the war in Iraq, which the Company believes was an initial reaction to businesses and consumers regaining some degree of confidence.

Store operating and selling expenses, which consist primarily of store payroll and operating and advertising expenses, were $264,403,000 for the 13 weeks ended April 26, 2003 and $257,213,000 for the 13 weeks ended April 27, 2002. As a percentage of sales, store operating and selling expenses improved 0.2% of sales to 21.6% for the 13 weeks ended April 26, 2003 from 21.8% for the comparable period last year. The decrease in store operating and selling expenses as a percentage of sales was primarily a result of improved leverage of store-level payroll, which included incremental costs associated with remerchandising efforts and remodels, and certain fixed costs included in store operating and selling expenses such as equipment lease expense.

General and administrative expenses decreased to $33,203,000, or 2.7% of sales, for the 13 weeks ended April 26, 2003 from $34,013,000, or 2.9% of sales, for the 13 weeks ended April 27, 2002. The decrease in general and administrative expenses was primarily a benefit of the Company's continued expense control programs and efficiency gains from the Company's information technology initiatives.

As a result of the foregoing factors, operating income for the 13 weeks ended April 26, 2003 was $10,849,000, or 0.9% of sales. Operating income was $8,102,000, or 0.7% of sales, for the comparable period last year.

Interest expense, net, was $469,000 for the 13 weeks ended April 26, 2003, as compared to $1,341,000 for the comparable period last year. The decrease in interest expense was primarily a result of lower average outstanding borrowings during the current fiscal year as compared to the same period last year and lower interest rates on the Company's outstanding borrowings.

The Company had pre-tax income, net of minority interest, of $9,783,000, or 0.8% of sales, for the 13 weeks ended April 26, 2003 compared to pre-tax income, net of minority interest, of $6,018,000, or 0.5% of sales, for the comparable period last year.

In accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"), the Company recorded a charge to establish a valuation allowance for its net deferred tax assets including amounts related to its net operating loss carryforwards in the fourth quarter of fiscal year 2001. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of some portion or the remainder of the allowance. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation adjustments.

On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extended the carryback period for net operating losses incurred during the Company's taxable years ended in 2001 and 2000 to five years from two years. In the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance for its net deferred tax assets and net operating loss carryforwards recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit of $57,500,000 due to the extension of the carryback period.

Other than the benefit for additional net operating loss carryback recognized during the first quarter of fiscal year 2002, the Company had no reported tax provision, net of valuation allowance adjustments during the 13 week periods ended April 26, 2003 and April 27, 2002. See "Note 10 of Notes to Consolidated Financial Statements" above.

As a result of the foregoing factors, the Company realized net income of $9,783,000 for the 13 weeks ended April 26, 2003 compared to net income of $63,518,000 for the comparable period last year.

BUSINESS SEGMENTS

      Domestic Segment

Sales for the Domestic segment increased to $1,192,124,000 for the 13 weeks ended April 26, 2003 from $1,139,888,000 for the like period last year. The increase in sales for the Domestic segment during the 13 weeks ended April 26, 2003 was primarily a result of a 5% increase in comparable-store sales. The increase in comparable-store sales was driven by increased customer counts and higher average revenue per customer transaction primarily as a result of the Company's new merchandising and marketing initiatives, improved inventory in-stock position and better in-store execution.

Gross profit for the Domestic segment was $299,990,000, or 25.2% of sales, for the 13 weeks ended April 26, 2003, compared to $290,206,000, or 25.5% of sales, for the 13 weeks ended April 27, 2002. The slight decline in the gross margin rate was due to an upward sales lift in electronic merchandise towards the end of the first quarter as it became apparent that the country's major combat effort in Iraq was winding down and capital expenditures resumed. The margin effect of this sales mix shift was partially mitigated by margin improvements from the continued expansion of the Company's strategic sourcing initiative and private label, Max-branding program as well as improved leverage of certain fixed costs included in cost of merchandise sold which benefited gross margin rate by approximately 0.3% of sales.

The Domestic segment realized operating income of $9,975,000, or 0.8% of sales, for the 13 weeks ended April 26, 2003 compared to operating income of $6,758,000, or 0.6% of sales, for the comparable period last year. The year-over-year improvement in the Domestic segment's operating results was primarily due to better leverage of store operating and selling expenses and general and administrative expenses which improved more than 0.5% of sales year-over-year.

As a result of the foregoing factors, the Domestic segment realized pre-tax income of $9,161,000, or 0.8% of sales, for the 13 weeks ended April 26, 2003 compared to pre-tax income of $5,244,000, or 0.5% of sales, for the comparable period last year.

As described above, during the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance for its net deferred tax assets and net operating loss carryforwards recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit of $57,500,000 due to the extension of the carryback period. Other than the benefit for additional net operating loss carryback recognized during the first quarter of fiscal year 2002, the Domestic segment had no reported tax provision, net of valuation allowance adjustments during the 13-week periods ended April 26, 2003 and April 27, 2002.

As a result of the foregoing factors, the Domestic segment had net income of $9,161,000 for the 13 weeks ended April 26, 2003 compared to net income of $62,744,000 for the comparable period last year.

      International Segment

Sales for the International segment, which were significantly impacted by an unfavorable currency translation from the weakening of the Mexican Peso against the U.S. Dollar, decreased to $34,336,000 for the 13 weeks ended April 26, 2003 from $38,264,000 for the comparable period last year. In local currency, comparable-store sales were flat during the first quarter of fiscal year 2003, attributable to increased customer counts which were offset by a decrease in average revenue per customer transaction, primarily due to a sales mix shift towards higher margin supply merchandise from lower margin computer merchandise. The unfavorable currency translation resulted in a comparable-store sales decline of approximately 16% for the 13 weeks ended April 26, 2003.

Gross profit for the International segment was $8,465,000, or 24.7% of sales, for the 13 weeks ended April 26, 2003, compared to $9,122,000, or 23.8% of sales, for the comparable prior year period. The increase in gross profit as a percentage of sales was primarily due to the above mentioned sales mix shift.

The International segment realized operating income of $874,000, or 2.5% of sales, for the 13 weeks ended April 26, 2003, compared to operating income of $1,344,000, or 3.5% of sales, for the comparable period last year. The decrease in operating profit as a percentage of sales during the first quarter of fiscal year 2003 was due to the de-leveraging of the International segment's store operating and selling expenses and general and administrative expenses consistent with the sales mix shift towards supply merchandise from lower margin computer merchandise.

Minority interest in the net income of the International segment was $597,000 for the 13 weeks ended April 26, 2003, compared to $743,000 for the 13 weeks ended April 27, 2002.

As a result of the foregoing factors, the International segment realized net income of $622,000, or 1.8% of sales, for the 13 weeks ended April 26, 2003, compared to net income of $774,000, or 2.0% of sales, for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $61,894,000 of cash during the 13 weeks ended April 26, 2003. Cash usage as a result of net working capital changes of $94,349,000, primarily due to decreases in accrued expenses and accounts payable, and increases in accounts receivable and inventory, offset income of $9,783,000 and non-cash depreciation expense of $22,045,000. Since the end of fiscal year 2002, accrued expenses decreased $24,570,000 primarily because of bonus payments under the Company's Annual Incentive Bonus Plan and seasonal fluctuations in advertising expenses. During the first quarter of fiscal year 2003, inventory increased $19,248,000 and accounts payable decreased $12,992,000. Year-over-year, inventory decreased $12,077,000 and annualized inventory turns improved to 3.8 times from 3.6 for the comparable prior year period. Accounts payable-to-inventory leverage decreased 0.3% of inventory to 46.6% as of April 26, 2003 from 46.9% as of April 27, 2002. The decrease in accounts payable-to-inventory leverage is consistent with the Company's decision to take advantage of special discounts and forgo extended terms offered by its vendors. Accounts receivable increased $20,772,000 since the end of the prior fiscal year, primarily due to the timing of billings for certain vendor income related receivables and an increase in non-income tax related receivables recorded by the Company's subsidiary in Mexico. The Company's operating activities used $120,055,000 of cash during the 13 weeks ended April 27, 2002, primarily for the purchase of inventory which increased $73,335,000, and the payment of accounts payable, which decreased $65,978,000, since the end of the prior fiscal year.

Net cash used for investing activities was $16,679,000 for the 13 weeks ended April 26, 2003 versus $18,506,000 for the comparable prior year period. Capital expenditures, primarily for new and remodeled superstores, were $16,745,000 for the 13 weeks ended April 26, 2003 and $14,510,000 for the 13 weeks ended April 27, 2002.

Net cash provided by financing activities was $17,527,000 for the 13 weeks ended April 26, 2003. Current year financing activities primarily represent an increase in overdraft balances (checks issued pending clearance that result in overdraft balances for accounting purposes) of $15,962,000. The overdraft balances are included as a component of accounts payable in the Company's Consolidated Balance Sheets. The change in overdraft balances since the end of fiscal year 2002 is reflected in the Consolidated Statements of Cash Flows as a financing activity. Net cash provided by financing activities was $119,816,000 in the comparable prior year period primarily because of an increase in borrowings under the Company's revolving credit facility and an increase in overdraft balances.

On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extended the carryback period, to five years from two years, for net operating losses incurred during the Company's taxable years ended in 2001 and 2000. During the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance for its net deferred tax assets and net operating loss carryforwards recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit of $57,500,000 due to the extension of the carryback period. During fiscal year 2002, the Company received refunds for the additional net operating loss carryback resulting from the extension of the carryback period. As of April 27, 2002, a receivable for the $57,500,000 income tax refund was included in other current assets. Also during fiscal year 2002, the Company received refunds of amounts on deposit with the Internal Revenue Service of approximately $30,000,000 related to prior year tax returns. See "Note 10 of Notes to Consolidated Financial Statements" above.

In accordance with an amended and restated joint venture agreement, the minority owner in the Company's subsidiary in Mexico can elect to put its remaining 49% interest in OfficeMax de Mexico to the Company, if certain earnings targets are achieved. These earnings targets are calculated quarterly on a rolling four quarter basis. If the earnings targets are achieved and the minority owner elects to put its ownership interest to the Company, the purchase price would be equal to fair value calculated based on the subsidiary's earnings for the last four quarters before interest, taxes, depreciation and amortization and current market multiples of similar companies. The fair value purchase price is currently estimated to be $25,000,000 to $30,000,000.

During the fourth quarter of fiscal year 2000, the Company entered into a $700,000,000 senior secured revolving credit facility. In May 2003, the Company extended the revolving credit facility until February 28, 2007 and reduced the available borrowing capacity under the revolving credit facility to $550,000,000. The decision to reduce the available borrowing capacity of this credit facility was another benefit of the Company's enhanced supply-chain management programs and processes and the Company's forecasts through fiscal year 2006 which reflect a significant reduction in the need for larger credit availability based on improving positive cash flow. This reduction also served to minimize fees paid on the unused portion of the facility. The revolving credit facility is secured by a first priority perfected security interest in the Company's inventory and certain accounts receivable and provides for borrowings at the bank's base rate or Eurodollar Rate plus 1.75% to 2.50% depending on the level of borrowing. The Company had $118,883,000 of standby letters of credit outstanding as of April 26, 2003, which utilize a portion of the Company's available borrowing capacity under this facility. These letters of credit are issued in connection with the Company's insurance programs and two synthetic operating leases related to its PowerMax inventory distribution facilities. The Company pays quarterly usage fees of between 1.62% and 1.87% per annum on the outstanding standby letters of credit. The Company pays quarterly fees of 0.25% per annum on the unused portion of the revolving credit facility. Available borrowing capacity under the revolving credit facility is calculated as a percentage of the Company's inventory and certain accounts receivable. As of April 26, 2003, the Company had unused and available borrowings under the revolving credit facility of more than $414,000,000. As of April 26, 2003, and January 25, 2003, the Company had no outstanding borrowings under this facility.

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

The Company occupies two of its PowerMax inventory distribution facilities under synthetic operating leases with initial lease terms expiring in fiscal year 2004. One of the synthetic operating leases has been extended at the Company's option until fiscal year 2005. The Company leases the PowerMax facilities from VIEs (previously referred to as special purpose entities or SPEs) that have been established by nationally prominent, creditworthy commercial lessors that are not affiliated with OfficeMax to facilitate the financing of those assets for the Company. No officers, directors or employees of the Company hold any direct or indirect equity interest in such VIEs. The VIEs finance the cost of the property through the issuance of commercial paper. The Company has provided standby letters of credit of approximately $81,000,000 in support of the commercial paper. In the event that the Company defaults on its obligations under the leases, the VIEs could draw on the letters of credit in order to redeem the commercial paper. These letters of credit utilize a portion of the Company's available borrowing capacity under its revolving credit facility. Upon expiration of the synthetic operating leases, the Company can elect to purchase the related assets of both facilities at a total cost specified in the lease agreements of approximately $80,000,000. If the Company does not elect to purchase the related assets, the Company is required to honor certain fair value guarantees. These guarantees require the Company to reimburse the lessor any shortfall to a fair value specified in the lease agreements. Currently, the Company expects to purchase the related assets upon expiration of the synthetic operating leases, or otherwise enter into an arrangement to maintain the continued use of these facilities, and is unable to estimate its obligation, if any, under the fair value provisions of these leases. See "Note 11 of Notes to Consolidated Financial Statements" above and "Recently Issued Accounting Pronouncements" below for additional information regarding the Company's synthetic operating leases.

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

SETTLEMENT OF DISPUTE WITH GATEWAY

In fiscal year 2000, Gateway Companies, Inc. ("Gateway") committed to operate licensed store-within-a-store computer departments within all OfficeMax superstores in the United States pursuant to a strategic alliance. In connection with the investment requirements of the strategic alliance, during the second quarter of fiscal year 2000, Gateway invested $20,000,000 in Series B Serial Preferred Shares (the "Series B Shares"). The Series B Shares, which had a purchase price of $10 per share and a coupon rate of 7% per annum, had no voting rights.

In fiscal 2001, a dispute arose between Gateway and OfficeMax as to their respective rights and entitlements under the agreements related to the implementation of the strategic alliance. Litigation and arbitration proceedings were commenced with each party asserting claims of non-performance against the other.

During the second quarter of fiscal year 2003, the Company and Gateway mutually and satisfactorily resolved all outstanding issues in dispute. In accordance with the settlement, OfficeMax redeemed the outstanding Series B Shares owned by Gateway, Gateway reimbursed the Company for certain expenses it had incurred in conjunction with the strategic alliance, and all litigation and arbitration proceedings have been dismissed. The settlement had no impact on the Company's results of operations.

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

The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 25, 2003. Management believes that of its significant accounting policies, its policies concerning inventories, income taxes, impairment of long-lived assets, goodwill, vendor income recognition and facility closure costs involve high degrees of judgments, estimates and complexity. The estimates and judgments made by management in regards to these policies have the most significant impact on the Company's reported financial position and operating results. Additional information regarding these policies is set forth below.

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

The Company records cost markdowns for inventory not expected to be part of its ongoing merchandise offering. These markdowns amounted to $7,000,000 and $6,250,000 as of April 26, 2003 and January 25, 2003, respectively. Management estimates the required allowance for future inventory cost markdowns based on historical information regarding product sell through and gross margin rates for similar products. If actual sell through or gross margin rates for discontinued inventory are different than management's estimates, additional inventory markdowns may be required and the Company's gross margin could be adversely impacted.

      Income Taxes

The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of FAS 109. In accordance with that standard, the Company recorded a charge to establish a valuation allowance for its net deferred tax assets and net operating loss carryforwards of $170,616,000 in the fourth quarter of fiscal year 2001. As of April 26, 2003, the valuation allowance was approximately $105,021,000, which represents a full valuation allowance of the Company's net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company's expectations regarding future taxable income and the Company's cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

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

      Goodwill

Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142"), that was effective for the Company as of the beginning of fiscal year 2002, goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually. The Company completed the initial impairment test during the second quarter of fiscal year 2002 and concluded that the fair value of both of the Company's reporting units (Domestic and International) exceeded their carrying values as of January 27, 2002 and, therefore, no impairment existed at that date. In addition to the initial impairment test completed during the second quarter of fiscal year 2002, the Company elected to perform the first of its annual tests during the fourth quarter of fiscal year 2002 and concluded that the fair value of both of the Company's reporting units exceeded their respective carrying values and no impairment charge was required. The Company engaged a financial advisory firm to assist management in completing the impairment tests and to prepare certain analyses regarding the fair value of the Company's reporting units. In developing its analyses, the financial advisory firm reviewed plans prepared by management, interviewed senior managers of the Company and performed independent research. Calculations regarding the fair value of the Company's reporting units, including the analyses prepared by the financial advisory firm, rely primarily on forecasts and projections regarding future operating results and cash flows, which require management to make estimates and assumptions. If actual operating results or cash flows are different than management's estimates and assumptions, the Company could be required to record impairment charges in future periods. The Company will be required to complete the annual impairment test during its fourth fiscal quarter each year, beginning in fiscal year 2003.

      Vendor Income Recognition

The Company participates in various cooperative advertising and other vendor marketing programs with its vendors. Consideration received from vendors for cooperative advertising programs and other vendor marketing programs is recognized as a reduction of cost of merchandise sold, unless the consideration represents a reimbursement of a specific cost incurred by the Company, in which case the consideration is recognized as a reduction of the related expense. The Company also participates in various volume purchase rebate programs with its vendors. These programs typically include annual purchase targets and offer increasing tiered rebates based on the Company achieving certain purchase levels. The Company recognizes consideration received from vendors for volume purchase rebate programs as a reduction of cost of merchandise sold as the related inventory is sold. For tiered volume purchase rebate programs, the Company estimates the rebates to be earned based on expected purchases during the rebate program period. The Company calculates expected purchases during the rebate program period based on its replenishment model which utilizes a product and store specific algorithm that incorporates recent sales trends, upcoming promotional events and other relevant data to project sales and the related replenishment requirements. The Company revises its purchase expectations at least quarterly throughout the rebate program period. If actual purchases are different than management's expectations, adjustments to the results of operations may be necessary.

In November 2002, the FASB Emerging Issues Task Force ("Task Force") issued EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addressed the following two issues: (i) the classification in a reseller's financial statements of cash consideration received from a vendor ("Issue 1"); and (ii) the timing of recognition by a reseller of a rebate or refund from a vendor that is contingent upon achieving a specific cumulative level of purchases or remaining a customer for a specified time period ("Issue 2"). Issue 1 stipulates that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendors' products and should, therefore, be recognized as a reduction of cost of merchandise sold when recognized in the reseller's financial statements. However, that presumption is overcome when the consideration is either (a) a payment for assets or services delivered to the vendor, in which case the cash consideration should be recognized as revenue (or other income, as appropriate) when recognized in the reseller's income statement, or (b) a reimbursement of a specific, incremental, identifiable cost incurred by the reseller in selling the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller's income statement. Issue 2 states that vendor rebates should be recognized on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the reseller toward earning the rebate, provided the amounts are probable and reasonably estimable. Issue 1 was effective for all new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Issue 2 was effective for all new arrangements initiated after November 21, 2002.

As noted above, the Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which vendors reimburse the Company for a portion of its advertising expenses and other costs. In accordance with the transition provisions of EITF 02-16, the Company is required to adopt the new guidance prospectively as it negotiates agreements with new vendors or modifies existing agreements. The Company's vendor agreements typically do not have expiration dates and remain in effect until replaced, and therefore, it is expected to take up to 18 months to cycle through all vendor program negotiations in the normal course of business. As a result of the more restrictive standards defined in Issue 1 of EITF 02-16, the Company is required to record certain consideration received from its vendors as a reduction of cost of merchandise sold, which previously would have been recognized as a reduction of a related advertising expense. This change in accounting may impact the timing of recognition of cash consideration received from the Company's vendors and increase its gross profit and net advertising expenses. These changes do not affect the total amount of vendor income the Company receives from its vendors. The application of the new guidance reduced earnings by approximately $0.01 per diluted share during the first quarter of fiscal year 2003. The estimated effect of the prospective adoption of EITF 02-16 for the remainder of fiscal year 2003 is a reduction of earnings of $0.01 to $0.02 per diluted share per quarter.

      Facility Closure Costs

The Company continuously reviews its real estate portfolio to identify underperforming facilities and closes those facilities that are no longer strategically or economically viable. Prior to the adoption of FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"), which was effective for exit or disposal activities that are initiated after December 31, 2002, the Company accrued estimated closure costs in the period in which management approved a plan to close a facility. The accrual for estimated closure costs is net of expected future sublease income, which is estimated by management based on real estate studies prepared by independent industry experts. If actual sublease income is different than management's estimate, adjustments to the Company's store closing reserves may be necessary.

During January 2003, the Company adopted the provisions of FAS 146. The adoption of FAS 146 had no immediate impact on the Company's financial position, or results of operations, but will affect the timing and recognition of future facility closure costs that may be reported by the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies consolidation requirements for variable interest entities ("VIEs") which establishes additional factors beyond ownership of a majority voting interest to indicate that a company has a controlling financial interest in an entity (or a relationship sufficiently similar to a controlling financial interest that it requires consolidation). Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. This interpretation applies immediately to variable interest entities created or obtained after January 31, 2003 and must be retroactively applied to holdings in variable interest entities acquired before February 1, 2003 in interim and annual financial statements issued for periods beginning after June 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company leases two of its PowerMax distribution facilities from VIEs (previously referred to as special purpose entities or SPEs) that have been established by nationally prominent, creditworthy commercial lessors to facilitate the financing of the inventory distribution facilities. The VIEs finance the cost of the property through the issuance of commercial paper. The Company has provided standby letters of credit of approximately $81,000,000 in support of the commercial paper. In the event that the Company defaults on its obligations under the leases, the VIEs could draw on the letters of credit in order to redeem the commercial paper. These letters of credit utilize a portion of the Company's available borrowing capacity under its revolving credit facility. Upon expiration of the synthetic operating leases, the Company can elect to purchase the related assets of both facilities at a total cost specified in the lease agreements of approximately $80,000,000. If the Company does not elect to purchase the related assets, the Company is required to honor certain fair value guarantees. These guarantees require the Company to reimburse the lessor for any shortfall from a fair value specified in the lease agreements. Currently, the Company expects to purchase the related assets upon expiration of the synthetic operating leases, or otherwise enter into an arrangement to maintain the continued use of these facilities.

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

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The provisions of FAS 149 are required to be applied prospectively. The Company does not believe the adoption of FAS 149 will have a material impact on its financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150"). FAS 150 requires that three classes of freestanding financial instruments that embody obligations for entities be classified as liabilities. Generally, FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of FAS 150 will have a material impact on its financial position or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (including information incorporated by reference) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any information in this report that is not historical information is a forward-looking statement which may be identified by the use of language such as "may," "will," "should," "expects," "plans," "anticipates," "estimates," "believes," "thinks," "continues," "indicates," "outlook," "looks," "goals," "initiatives," "projects," or similar expressions. These statements are likely to address the Company's growth strategy, future financial performance (including sales, gross margin and earnings), strategic initiatives, marketing and expansion plans, and the impact of operating initiatives. The forward-looking statements, which speak only as of the date of this report, are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated, projected or implied in the forward-looking statements. These risks and uncertainties include those described in Exhibit 99.1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 25, 2003, and in other reports and exhibits to those reports filed with the Securities and Exchange Commission. You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company's filings with the Securities and Exchange Commission are available at no charge at www.sec.gov and www.freeEDGAR.com, as well as on a number of other web sites, including OfficeMax.com, under the investor relations information section. These risks and uncertainties also include the following: risks associated with general economic conditions (including the effects of continuing hostilities in Iraq and Afghanistan, additional terrorist attacks and hostilities, the stock market decline, currency devaluation, slower than anticipated economic recovery and declining employment rate or other changes in our customers' business environments, including an increase in bankruptcy filings); increasing competition that includes office supply superstores, warehouse clubs, contract stationers, electronics superstore retailers, Internet merchandisers and mass merchandisers, as well as grocery and drug store chains; the result of continuing FAS 142 assessments; and the impact of the adoption of EITF 02-16 and FIN 46 along with other new accounting pronouncements. The foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

As of April 26, 2003, there had not been a material change in any of the market risk information disclosed by the Company in its Annual Report on Form 10-K for the year ended January 25, 2003. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" on page 36 of the Company's Annual Report on Form 10-K for the year ended January 25, 2003, filed with the Securities and Exchange Commission on April 8, 2003, for more detailed information regarding market risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90 day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:               See Exhibit Index on page 28 of this report

(b)  Reports on Form 8-K:     A Current Report on Form 8-K
                              reporting under Item 9, Regulation FD Disclosure, was filed on March 4, 2003, regarding the results for the Company's fiscal year ended January 25, 2003.

                              A Current Report on Form 8-K reporting under Item 9, pursuant to Item 12, Disclosure of Results of Operations and Financial Condition, was filed on May 13, 2003, regarding the results for the Company's fiscal first quarter ended April 26, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OFFICEMAX, INC.

Date:  June 5, 2003                      By: /s/ Michael F. Killeen
                                             ----------------------
                                             Michael F. Killeen
                                             Senior Executive Vice President,
                                             Chief Financial Officer

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

Date:    June 5, 2003

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

Date:    June 5, 2003

                             /s/ Michael F. Killeen
                             ----------------------
                               Michael F. Killeen
                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.     Description of Exhibit
-----------     ----------------------
10.1            Amended and Restated Loan and Security Agreement dated as of May 2,
                2003,by and among Fleet Retail Finance Inc., as administrative agent,
                Fleet National Bank, as issuer, JPMorgan Business Credit Corp. and
                JPMorgan Chase Bank, as co-agents, GMAC Commercial Finance LLC, as document agent, The CIT Group/Business Credit Inc., as syndication agent, Fleet Securities, Inc. as arranger, and OfficeMax, Inc., as lead borrower for OfficeMax, Inc., BizMart, Inc., BizMart (Texas), Inc.,
                OfficeMax Corp. and OMX, Inc., as borrowers (filed herewith).

99.1 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).