Form 10-Q
period 2003-07-26
OFFICEMAX INC /OH/
filed 2003-08-26
CIK 929428

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

          (Mark One)

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 26, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                      Shares outstanding as of
       Title of each class                                August 22, 2003
      -------------------                                 ---------------
Common Shares, without par value                            127,821,264

                                OFFICEMAX, INC.

                                     INDEX

                                                                         Page
                                                                         ----
Part I - Financial Information

  Item 1.     Financial Statements                                        3

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         16

  Item 3.     Quantitative and Qualitative Disclosures About
              Market Risk                                                 27

  Item 4.     Controls and Procedures                                     27

Part II - Other Information

  Item 1.     Legal Proceedings                                           28

  Item 4.     Submission of Matters to a Vote of Security Holders         28

  Item 6.     Exhibits and Reports on Form 8-K                            29


Signatures                                                                30
Exhibit Index                                                             31

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 OFFICEMAX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                  JULY 26,           JANUARY 25,
                                                                    2003                2003
                                                                -----------         -----------
                                                                (Unaudited)
ASSETS
Current Assets:
  Cash and equivalents                                          $    53,747         $   137,143
  Accounts receivable, net of allowances
    of $1,030 and $1,073, respectively                               95,167              90,339
  Merchandise inventories                                           943,417             927,679
  Other current assets                                               31,095              27,585
                                                                -----------         -----------
      Total current assets                                        1,123,426           1,182,746
Property and Equipment:
  Buildings and land                                                 36,259              36,133
  Leasehold improvements                                            199,068             183,547
  Furniture, fixtures and equipment                                 660,153             645,466
                                                                -----------         -----------
  Total property and equipment                                      895,480             865,146
  Less: Accumulated depreciation                                   (608,591)           (567,709)
                                                                -----------         -----------
     Property and equipment, net                                    286,889             297,437
Other assets and deferred charges                                    15,686              14,763
Goodwill, net of accumulated amortization of $89,757                290,495             290,495
                                                                -----------         -----------
                                                                $ 1,716,496         $ 1,785,441
                                                                ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                                      $   415,306         $   437,884
  Accrued expenses and other liabilities                            200,478             227,022
  Accrued salaries and related expenses                              43,994              60,190
  Taxes other than income taxes                                      80,565              79,781
  Credit facilities                                                  34,000                  --
  Redeemable preferred shares - Series B                                 --              21,750
  Mortgage loan, current portion                                        132                 128
                                                                -----------         -----------
      Total current liabilities                                     774,475             826,755
Mortgage loan                                                         1,318               1,390
Other long-term liabilities                                         154,806             157,587
                                                                -----------         -----------
      Total liabilities                                             930,599             985,732
                                                                -----------         -----------
Commitments and contingencies                                            --                  --
Minority interest                                                    20,089              19,264

Shareholders' Equity:
  Common stock, without par value; 200,000,000 shares
   authorized; 135,019,074 and 134,801,656 shares issued
   and outstanding, respectively                                    885,662             887,556
  Deferred stock compensation                                          (245)               (153)
  Cumulative translation adjustment                                  (2,550)             (2,457)
  Retained deficit                                                  (30,788)            (13,865)
  Less:  Treasury stock, at cost                                    (86,271)            (90,636)
                                                                -----------         -----------
      Total shareholders' equity                                    765,808             780,445
                                                                -----------         -----------
                                                                $ 1,716,496         $ 1,785,441
                                                                ===========         ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                       13 WEEKS ENDED                             26 WEEKS ENDED
                                            -----------------------------------         -----------------------------------
                                               JULY 26,              JULY 27,              JULY 26,             JULY 27,
                                                 2003                  2002                  2003                  2002
                                            -------------         -------------         -------------         -------------
Sales                                       $   1,046,056         $   1,006,271         $   2,272,516         $   2,184,423
Cost of merchandise sold, including
   buying and occupancy costs                     785,620               759,288             1,703,625             1,638,112
                                            -------------         -------------         -------------         -------------

Gross profit                                      260,436               246,983               568,891               546,311

Store operating and selling expenses              253,947               243,087               518,350               500,300
General and administrative expenses                31,945                35,169                65,148                69,182
                                            -------------         -------------         -------------         -------------
Total operating expenses                          285,892               278,256               583,498               569,482

Operating loss                                    (25,456)              (31,273)              (14,607)              (23,171)

Interest expense, net                                 946                 2,125                 1,415                 3,466
                                            -------------         -------------         -------------         -------------

Loss before income taxes                          (26,402)              (33,398)              (16,022)              (26,637)
Income tax benefit                                     --                    --                    --               (57,500)
Minority interest                                     304                   (36)                  901                   707
                                            -------------         -------------         -------------         -------------

Net income (loss)                           $     (26,706)        $     (33,362)        $     (16,923)        $      30,156
                                            =============         =============         =============         =============

INCOME (LOSS) PER COMMON SHARE:
   Basic                                    $       (0.21)        $       (0.27)        $       (0.14)        $        0.24
                                            =============         =============         =============         =============
   Diluted                                  $       (0.21)        $       (0.27)        $       (0.14)        $        0.24
                                            =============         =============         =============         =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
   Basic                                      124,313,000           123,920,000           124,274,000           123,578,000
                                            =============         =============         =============         =============
   Diluted                                    124,313,000           123,920,000           124,274,000           124,885,000
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

                                 OFFICEMAX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                      26 WEEKS ENDED
                                                               ---------------------------
                                                                JULY 26,          JULY 27,
                                                                  2003              2002
                                                               ---------         ---------
CASH PROVIDED BY (USED FOR):
OPERATIONS
   Net income (loss)                                           $ (16,923)        $  30,156
   Adjustments to reconcile net income (loss)
    to net cash from operating activities:
     Depreciation and amortization                                44,858            44,278
     Other, net                                                    1,688             3,157
   Changes in current assets and current liabilities:
     Increase in inventories                                     (15,718)          (63,931)
     Increase (decrease) in accounts payable                      15,147           (80,861)
     (Increase) decrease in accounts receivable                   (2,963)           11,058
     Decrease in accrued liabilities                             (30,628)           (9,022)
     Decrease in store closing reserve                           (11,662)          (14,152)
     Other, net                                                   (6,995)          (15,280)
                                                               ---------         ---------
       Net cash used for operations                              (23,196)          (94,597)
                                                               ---------         ---------

INVESTING
     Capital expenditures                                        (38,300)          (24,395)
     Other, net                                                     (921)           (3,240)
                                                               ---------         ---------
       Net cash used for investing                               (39,221)          (27,635)
                                                               ---------         ---------

FINANCING
     Increase in revolving credit facilities                      34,000           110,000
     Payments of mortgage principal                                  (69)              (66)
     Decrease in overdraft balances                              (36,603)           (5,330)
     Proceeds from the issuance of common stock, net               2,471             3,378
     Redemption of preferred share purchase rights               (21,750)               --
     Other, net                                                      968              (784)
                                                               ---------         ---------
       Net cash (used for) provided by financing                 (20,983)          107,198
                                                               ---------         ---------

Effect of exchange rate changes on cash and equivalents                4              (995)
                                                               ---------         ---------
Net decrease in cash and equivalents                             (83,396)          (16,029)
Cash and equivalents, beginning of the period                    137,143            76,751
                                                               ---------         ---------
Cash and equivalents, end of the period                        $  53,747         $  60,722
                                                               =========         =========

SUPPLEMENTAL INFORMATION
Interest paid on debt                                          $     330         $   1,619
                                                               =========         =========
Taxes paid on income (excluding tax refunds)                   $     262         $     120
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

                                 OFFICEMAX, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)


                                                           Deferred     Cumulative
                                             Common         Stock      Translation      Retained         Treasury
                                             Shares      Compensation   Adjustment       Deficit           Stock           Total
                                             ------      ------------   ----------       -------           -----           -----
BALANCE AT JANUARY 25, 2003                 $ 887,556        $(153)       $(2,457)       $(13,865)       $(90,636)       $ 780,445
Comprehensive income (loss):
   Net loss                                        --           --             --         (16,923)             --          (16,923)
   Cumulative translation adjustment               --           --            (93)             --              --              (93)
                                                                                                                         ---------
Total comprehensive loss                                                                                                   (17,016)

Issuance of common shares
  under director plan                             (47)          --             --              --             150              103

Exercise of stock options                        (780)          --             --              --           1,927            1,147

Sale of shares under management share
  purchase plan                                  (847)        (191)            --              --           1,802              764

Sale of shares under employee
  share purchase plan                            (220)          --             --              --             486              266

Amortization of deferred
  compensation                                     --           99             --              --              --               99
                                            ---------        -----        -------        --------        --------        ---------
BALANCE AT JULY 26, 2003                    $ 885,662        $(245)       $(2,550)       $(30,788)       $(86,271)       $ 765,808
                                            =========        =====        =======        ========        ========        =========


The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                                 OFFICEMAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE 13 AND 26 WEEKS ENDED
                         JULY 26, 2003 AND JULY 27, 2002

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

2. The Company's consolidated financial statements for the 13 and 26 weeks ended July 26, 2003 and July 27, 2002 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended January 25, 2003 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 1-13380) on April 8, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. The Company's fiscal year ends on the Saturday prior to the last Wednesday in January. Fiscal year 2003 ends on January 24, 2004 and includes 52 weeks. Fiscal year 2002 ended on January 25, 2003 and included 52 weeks.

4. OfficeMax serves its customers through nearly 1,000 superstores, e-Commerce Web sites and direct-mail catalogs. The Company has operations in the United States, Canada, Puerto Rico, the U.S. Virgin Islands and Mexico. In addition to offering office products, business machines and related items, OfficeMax superstores also feature CopyMax and FurnitureMax, store-within-a-store modules devoted exclusively to print-for-pay services and office furniture. The Company also reaches customers in the United States with an offering of over 40,000 items through its e-Commerce site, OfficeMax.com, its direct-mail catalogs and its outside sales force, all of which are serviced by its three PowerMax inventory distribution facilities, 17 delivery centers and two national customer call and contact centers.

5. The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and provides pro forma disclosures of compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following pro forma disclosures of compensation expense are based on the fair value provisions of FAS 123 using the Black-Scholes option pricing model to estimate the fair value of options at the date of grant.

      (In thousands, except per share information)

                                               13 WEEKS ENDED                26 WEEKS ENDED
                                          ------------------------        -----------------------
                                          JULY 26,        JULY 27,        JULY 26,        JULY 27,
                                            2003            2002            2003            2002
                                          --------        --------        --------        --------
Net income (loss), as reported            $(26,706)       $(33,362)       $(16,923)       $30,156
Stock-based compensation excluded
    from reported net income (loss)          1,632           1,270           3,346          2,321
                                          --------        --------        --------        -------

Pro forma net income (loss)               $(28,338)       $(34,632)       $(20,269)       $27,835
                                          ========        ========        ========        =======

Pro forma basic earnings (loss)
    per common share                      $  (0.23)       $  (0.28)       $  (0.16)       $  0.23
                                          ========        ========        ========        =======

Pro forma diluted earnings (loss)
    per common share                      $  (0.23)       $  (0.28)       $  (0.16)       $  0.22
                                          ========        ========        ========        =======

6. The components of the Company's comprehensive income (loss) are as follows:
      (In thousands)


                                                 13 WEEKS ENDED                26 WEEKS ENDED
                                            ------------------------        -----------------------
                                              JULY 26,       JULY 27,         JULY 26,        JULY 27,
                                               2003            2002            2003            2002
                                            --------        --------        --------        --------
Net income (loss)                           $(26,706)       $(33,362)       $(16,923)       $ 30,156
Other comprehensive income (loss):
    Cumulative translation adjustment            279           1,044             (93)           (117)
                                            --------        --------        --------        --------

Comprehensive income (loss)                 $(26,427)       $(32,318)       $(17,016)       $ 30,039
                                            ========        ========        ========        ========

7. Basic earnings per common share is based on the weighted average number of common shares outstanding. Diluted earnings per common share is based on the weighted average number of common shares outstanding and all potentially dilutive common stock equivalents.

      A reconciliation of the basic and diluted per share computations is as follows:

      (Dollars in thousands, except per share data)

                                                   13 WEEKS ENDED                              26 WEEKS ENDED
                                        -----------------------------------           -----------------------------------
                                          JULY 26,               JULY 27,               JULY 26,              JULY 27,
                                            2003                   2002                   2003                   2002
                                        ------------           ------------           ------------           ------------
Net income (loss) available
    to common shareholders              $    (26,706)          $    (33,362)          $    (16,923)          $     30,156
                                        ============           ============           ============           ============

Weighted average number of
   common shares outstanding             124,313,176            123,920,449            124,273,853            123,578,173

Effect of dilutive securities:
    Stock options                                 --                     --                     --              1,255,341
    Restricted stock                              --                     --                     --                 51,207
                                        ------------           ------------           ------------           ------------

Weighted average number of
   common shares outstanding
   and assumed conversions               124,313,176            123,920,449            124,273,853            124,884,721
                                        ============           ============           ============           ============

Basic earnings per common share         $      (0.21)          $      (0.27)          $      (0.14)          $       0.24
                                        ============           ============           ============           ============
Diluted earnings per common share       $      (0.21)(1)       $      (0.27)(2)       $      (0.14)(1)       $       0.24(3)
                                        ============           ============           ============           ============


      (1) Options to purchase 18,039,643 common shares were excluded from the calculation of diluted earnings per common share for the 13 and 26 weeks ended July 26, 2003, because their effect would have been anti-dilutive due to the net loss recognized in those periods. The weighted average exercise price of these options was $7.14.

      (2) Options to purchase 15,802,829 common shares were excluded from the calculation of diluted earnings per common share for the 13 weeks ended July 27, 2002 because their effect would have been anti-dilutive due to the net loss recognized in that period. The weighted average exercise price of these options was $7.74.

      (3) Options to purchase 12,888,847 common shares were excluded from the calculation of diluted earnings per common share for the 26 weeks ended July 27, 2002 because the exercise prices of these options were greater than the average market price. The weighted average exercise price of these options was $8.75.

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

      The following table summarizes the results of operations for the Company's business segments for the 13 weeks ended July 26, 2003 and July 27, 2002:

      (In thousands)


                                             TOTAL
13 WEEKS ENDED JULY 26, 2003                COMPANY            DOMESTIC     INTERNATIONAL
------------------------------------------------------------------------------------------

Sales                                     $ 1,046,056        $ 1,015,635        $ 30,421
Cost of merchandise sold, including
    buying and occupancy costs                785,620            763,623          21,997
                                          -----------        -----------        --------
Gross profit                                  260,436            252,012           8,424
Operating income (loss)                       (25,456)           (25,852)            396
Interest expense (income), net                    946              1,171            (225)
Minority interest                                 304                 --             304
                                          -----------        -----------        --------
Net income (loss)                         $   (26,706)       $   (27,023)       $    317
                                          ===========        ===========        ========


13 WEEKS ENDED JULY 27, 2002
------------------------------------------------------------------------------------------
Sales                                     $ 1,006,271          $ 970,303        $ 35,968
Cost of merchandise sold, including
    buying and occupancy costs                759,288            730,924          28,364
                                          -----------          ---------        --------
Gross profit                                  246,983            239,379           7,604
Operating loss                                (31,273)           (31,063)           (210)
Interest expense (income), net                  2,125              2,260            (135)
Minority interest                                 (36)                --             (36)
                                          -----------          ---------        --------
Net loss                                  $   (33,362)         $ (33,323)       $    (39)
                                          ===========          =========        ========

The following table summarizes the results of operations for the Company's business segments for the 26 weeks ended July 26, 2003 and July 27, 2002:

(In thousands)

                                          TOTAL
26 WEEKS ENDED JULY 26, 2003             COMPANY        DOMESTIC      INTERNATIONAL
-----------------------------------------------------------------------------------
Sales                                   $2,272,516      $2,207,759      $64,757
Cost of merchandise sold, including
     buying and occupancy costs          1,703,625       1,655,757       47,868
                                        ----------      ----------      -------
Gross profit                               568,891         552,002       16,889
Operating income (loss)                    (14,607)        (15,877)       1,270
Interest expense (income), net               1,415           1,985         (570)
Minority interest                              901              --          901
                                        ----------      ----------      -------
Net income (loss)                       $  (16,923)     $  (17,862)     $   939
                                        ==========      ==========      =======

26 WEEKS ENDED JULY 27, 2002
--------------------------------------------------------------------------------
Sales                                   $2,184,423      $2,110,191      $74,232
Cost of merchandise sold, including
     buying and occupancy costs          1,638,112       1,580,606       57,506
                                        ----------      ----------      -------
Gross profit                               546,311         529,585       16,726
Operating income (loss)                    (23,171)        (24,305)       1,134
Interest expense (income), net               3,466           3,774         (308)
Income tax benefit                         (57,500)        (57,500)          --
Minority interest                              707              --          707
                                        ----------      ----------      -------
Net income                              $   30,156      $   29,421      $   735
                                        ==========      ==========      =======

The total assets of the International segment were approximately $78,115,000 and $69,728,000 as of July 26, 2003 and January 25, 2003, respectively. The total assets of the International segment included long-lived assets, primarily property and equipment, of approximately $23,256,000 and $23,676,000 as of July 26, 2003 and January 25, 2003, respectively. Depreciation expense for the International segment was approximately $828,000 and $1,620,000 for the 13 and 26 weeks ended July 26, 2003, respectively, and $861,000 and $1,699,000 for the 13 and 26 weeks ended July 27, 2002, respectively. Included in the total assets of the International segment was goodwill, net of accumulated amortization, of $3,699,000 as of July 26, 2003 and January 25, 2003.

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

      A reconciliation of the major components of the Company's store closing reserve is as follows:

      (In thousands)

                                                        BALANCE                    BALANCE
                                                       JANUARY 25,    PAYMENT      JULY 26,
                                                          2003        / USAGE        2003
     --------------------------------------------------------------------------------------
     Lease disposition costs, net of sublease income     $101,304     $  9,588     $ 91,716
     Other closing costs                                    2,926        2,074          852
                                                         --------     --------     --------
        Total                                            $104,230     $ 11,662     $ 92,568
                                                         ========     ========     ========

      As of July 26, 2003 and January 25, 2003, $71,765,000 and $81,330,000 of
      the store closing reserve, respectively, was included in other long-term liabilities. Lease disposition cost included in the reserve for store closing costs includes the aggregate rent expense for the closed stores net of expected future sublease income of $108,069,000 and $109,139,000 as of July 26, 2003 and January 25, 2003, respectively. Of the total expected future sublease income included in the reserve for store closing costs, the Company had obtained sublease or assignment agreements for certain of its closed stores totaling $48,180,000 as of July 26, 2003.

10. In the fourth quarter of fiscal year 2001, the Company recorded a $170,616,000 charge to establish a valuation allowance for its net deferred tax assets, including amounts related to its net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. Although management believes the Company's results for those periods were heavily affected by deliberate and planned infrastructure improvements, including its PowerMax distribution network and state-of-the-art SAP computer system, as well as an aggressive store closing program, the Company's cumulative loss in the most recent three-year period represented negative evidence sufficient to require a full valuation allowance under the provisions of FAS 109. As of July 26, 2003, the valuation allowance was approximately $115,570,000, which represents a full valuation allowance of the Company's net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of some portion or the remainder of the allowance. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

      On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extended the carryback period, to five years from two years, for net operating losses incurred during the Company's taxable years ended in 2001 and 2000. During the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit of $57,500,000 due to the extension of the carryback period. As of July 27, 2002, a receivable for the $57,500,000 income tax refund was included in other current assets. The Company received refunds for the additional net operating loss carryback resulting from the extension of the carryback period during fiscal year 2002.

11. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies consolidation requirements for variable interest entities ("VIEs") which establishes additional factors beyond ownership of a majority voting interest to indicate that a company has a controlling financial interest in an entity (or a relationship sufficiently similar to a controlling financial interest that it requires consolidation). Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns, if they occur. This interpretation applies immediately to variable interest entities created or obtained after January 31, 2003 and must be retroactively applied to holdings in variable interest entities acquired before February 1, 2003 in interim and annual financial statements issued for periods beginning after June 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated.

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

      Based on the provisions of FIN 46, as of the beginning of its third quarter of fiscal year 2003, the Company is required to consolidate in its financial statements the assets and related depreciation, liabilities and non-controlling interests of the VIEs involved in the leasing of its PowerMax inventory distribution facilities. The Company's third quarter consolidated financial statements will reflect the outstanding debt of the VIEs of approximately $80,000,000 in other long-term liabilities. Also as a result of consolidating the VIEs, the Company's consolidated financial statements will reflect the net fixed assets of the VIEs of approximately $60,000,000 which is net of accumulated depreciation of approximately $20,000,000.

      The Company has elected to adopt the provisions of FIN 46 prospectively with a cumulative-effect adjustment as of the beginning of the third quarter of fiscal year 2003. Accordingly, the Company will record a non-cash extraordinary loss of approximately $20,000,000 in its fiscal third quarter which represents the excess of the carrying value of the newly consolidated liabilities and non-controlling interests over the carrying value of the newly consolidated assets. As a result of consolidating the VIEs, the Company will incur additional depreciation expense of approximately $1,000,000 per quarter beginning in the third quarter of fiscal year 2003. Consolidation of the VIEs will have no impact on the Company's cash flows.

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

      The Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which vendors reimburse the Company for a portion of its advertising expenses and other costs. In accordance with the transition provisions of EITF 02-16, the Company is required to adopt the new guidance prospectively as it negotiates agreements with new vendors or modifies existing agreements. The Company's vendor agreements typically do not have expiration dates and remain in effect until replaced, and therefore, it is expected to take up to 18 months to cycle through all vendor program negotiations in the normal course of business. As a result of the more restrictive standards defined in Issue 1 of EITF 02-16, the Company is required to record certain consideration received from its vendors as a reduction of cost of merchandise sold, which previously would have been recognized as a reduction of a related advertising expense. This change in accounting may impact the timing of recognition of cash consideration received from the Company's vendors and increase its gross profit and net advertising expenses. These changes do not affect the total amount of vendor income the Company receives from its vendors. The application of the new guidance reduced earnings by approximately $0.01 per diluted share during each of the first and second quarters of fiscal year 2003. The estimated effect of the prospective adoption of EITF 02-16 for the remainder of fiscal year 2003 is a reduction of earnings of $0.01 to $0.02 per diluted share per quarter.

13. On July 13, 2003, the Company entered into an agreement and plan of merger (the "Merger Agreement"), among the Company, Boise Cascade Corporation, a corporation organized under the laws of Delaware ("Boise Cascade"), and Challis Corporation, a corporation organized under the laws of Ohio ("Challis").

      Under the terms of the Merger Agreement:

      (1) Challis will merge into the Company (the "Merger"), with the Company surviving the Merger as a direct wholly owned subsidiary of Boise Cascade; and

      (2) holders of the Company's common shares ("OfficeMax Common Shares") will receive in the Merger approximately $9.00 per OfficeMax Common Share in a combination of shares of common stock of Boise Cascade ("Boise Common Shares") and cash.

      The Merger is a taxable transaction for the Company's shareholders.

      The consideration to be received by the holders of OfficeMax Common Shares in the Merger (the "Merger Consideration") shall consist of 70% Boise Common Shares and 30% cash, subject to Boise Cascade's right to elect for the Merger Consideration to consist of 65% Boise Common Shares and 35% cash, 60% Boise Common Shares and 40% cash or 55% Boise Common Shares and 45% cash (the "Additional Cash Election"). Boise Cascade is required to make the Additional Cash Election not less than ten trading days prior to the date of the Company's shareholder meeting to be held to consider the approval of the Merger and adoption of the Merger Agreement.

      The exchange ratio ("Exchange Ratio") pursuant to which OfficeMax Common Shares will be converted into Boise Common Shares will depend on the average closing price of the Boise Common Shares during the ten trading day period ending two trading days prior to the closing date of the Merger (the "Boise Common Share Value"). The Exchange Ratio is subject to a customary price collar of plus or minus 10 percent from the closing price of the Boise Common Shares on July 11, 2003 of $23.43 per share. If the Boise Common Share Value is at or below $21.09, the Exchange Ratio will be
      0.4268 Boise Common Shares for each OfficeMax Common Share. If the Boise Common Share Value is between $21.09 and $25.77, the Exchange Ratio will be adjusted to provide a number of Boise Common Shares having a Boise Common Share Value equal to $9.00 in exchange for each OfficeMax Common Share. If the Boise Common Share Value is at or above $25.77, the Exchange Ratio will be 0.3492 Boise Common Shares for each OfficeMax Common Share.

      If Boise Cascade makes the Additional Cash Election and the Boise Common Share Value is more than $25.77, the cash consideration of $9.00 per OfficeMax Common Share will be adjusted upward pursuant to the terms of the Merger Agreement so that the aggregate amount of the Merger Consideration received by OfficeMax's shareholders will equal the same amount of aggregate Merger Consideration as would have been received if Boise Cascade had not made the Additional Cash Election. Similarly, if Boise Cascade makes the Additional Cash Election and the Boise Common Share Value is less than $21.09, the cash consideration of $9.00 per OfficeMax Common Share will be adjusted downward so that the aggregate amount of Merger Consideration remains unchanged.

      The consummation of the Merger is subject to several significant conditions, including (a) the approval of the Merger by the holders of a majority of the outstanding OfficeMax Common Shares; (b) the approval of the Merger by the holders of a majority of the Boise Common Shares and shares of Series D preferred stock of Boise Cascade, voting at the meeting, together as one class; and (c) customary regulatory approvals and other customary closing conditions. Michael Feuer, the Chairman and CEO of the Company, has entered into a shareholder's agreement pursuant to which he has agreed to vote the OfficeMax Common Shares owned by him in favor of the Merger. Pursuant to a registration rights agreement, Boise Cascade Corporation has agreed to file a shelf registration statement with respect to any Boise Common Shares to be received by Mr. Feuer in the Merger.

      The Merger is expected to be completed in the fourth quarter of 2003, although no assurance can be given as to whether or when the Merger will actually be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated sales for the 13 and 26 weeks ended July 26, 2003 increased to $1,046,056,000 and $2,272,516,000, respectively, from $1,006,271,000 and
$2,184,423,000 for the comparable prior year periods. The increases in sales were primarily as a result of comparable-store sales increases of approximately 5% experienced by the Company's Domestic segment during both the 13 and 26 weeks ended July 26, 2003. The current year comparable-store sales increases are in addition to comparable-store sales increases of 3% and 1% realized by the Domestic segment in the comparable prior year periods. The Domestic segment's comparable-store sales gains were driven by both increased customer transactions and higher average amount per customer transaction primarily as a result of the Company's new merchandising and marketing initiatives, improved inventory in-stock position and better in-store execution.

Cost of merchandise sold, including buying and occupancy costs, was $785,620,000 and $1,703,625,000 for the 13 and 26 weeks ended July 26, 2003, respectively, and $759,288,000 and $1,638,112,000 for the 13 and 26 weeks ended July 27, 2002, respectively. Cost of merchandise sold, including buying and occupancy costs, decreased as a percentage of sales to 75.1% for the 13 weeks ended July 26, 2003 from 75.5% for the comparable period last year. Correspondingly, gross margin rate increased approximately 0.4% of sales from the comparable prior year period to 24.9% of sales for the 13 weeks ended July 26, 2003. The increase in gross margin was primarily due to the Company's adoption of EITF 02-16 which resulted in a shift in the classification of vendor funding from a reduction, or offset, in advertising expense to a reduction in merchandise cost reflected through lower cost of merchandise sold. Cost of merchandise sold, including buying and occupancy costs was 75.0% of sales for the 26 weeks ended July 26, 2003 and for the comparable period last year. Correspondingly, gross margin was 25.0% of sales for the 26 weeks ended July 26, 2003 and for the comparable period last year.

Store operating and selling expenses, which consist primarily of store payroll and operating and advertising expenses, were $253,947,000, or 24.3% of sales, and $518,350,000, or 22.8% of sales, for the 13 and 26 weeks ended July 26, 2003, respectively, and $243,087,000, or 24.2% of sales, and $500,300,000, or
22.9% of sales, for the 13 and 26 weeks ended July 27, 2002, respectively. The increase in store operating and selling expenses as a percentage of sales for the 13 weeks ended July 26, 2003 was a result of additional costs incurred related to remerchandising efforts and store remodels, and over a 0.3% of sales shift in the classification of vendor funding to gross margin, which costs were mitigated by improved leverage of store-level payroll. The Company typically utilizes the second quarter summer months, which are traditionally the slowest of the year, to complete projects, such as store remodels, and prepare the stores for the upcoming back-to-school, holiday and January back-to-business selling seasons.

General and administrative expenses decreased to $31,945,000, or 3.1% of sales, and $65,148,000, or 2.9% of sales, for the 13 and 26 weeks ended July 26, 2003, respectively, from $35,169,000, or 3.5% of sales, and $69,182,000, or 3.2% of sales, for the 13 and 26 weeks ended July 27, 2002, respectively. The decrease in general and administrative expenses was primarily a benefit of the Company's continued expense control programs and efficiency gains from the Company's information technology initiatives.

As a result of the foregoing factors, the Company incurred operating losses of $25,456,000 and $14,607,000 for the 13 and 26 weeks ended July 26, 2003, respectively, compared to operating losses of $31,273,000 and $23,171,000 for the comparable periods last year.

Interest expense, net, was $946,000 and $1,415,000 for the 13 and 26 weeks ended July 26, 2003, respectively, as compared to $2,125,000 and $3,466,000 for the comparable periods last year. The decrease in interest expense was primarily a result of lower average outstanding borrowings during the current fiscal year as compared to the same periods last year and lower interest rates on the Company's outstanding borrowings.

The Company had pre-tax losses, net of minority interest, of $26,706,000 and $16,923,000 for the 13 and 26 weeks ended July 26, 2003, respectively, compared to pre-tax losses, net of minority interest, of $33,362,000 and $27,344,000 for the comparable periods last year.

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

Other than the benefit for additional net operating loss carryback recognized during the first quarter of fiscal year 2002, the Company had no reported tax provision, net of valuation allowance adjustments during the 13 and 26 weeks ended July 26, 2003 and July 27, 2002. See "Note 10 of Notes to Consolidated Financial Statements" above.

As a result of the foregoing factors, the Company incurred net losses of $26,706,000 and $16,923,000 for the 13 and 26 weeks ended July 26, 2003, respectively, compared to a net loss of $33,362,000 and net income of $30,156,000 for the comparable periods last year.

On July 13, 2003, the Company entered into an agreement and plan of merger (the "Merger Agreement"), among the Company, Boise Cascade Corporation, and its wholly-owned subsidiary Challis Corporation. See "Note 13 of Notes to Consolidated Financial Statements" above.

The net expenses incurred by the Company during the second quarter related to the merger were not material.

BUSINESS SEGMENTS

Domestic Segment

Sales for the Domestic segment increased approximately 5% to $1,015,635,000 and $2,207,759,000 for the 13 and 26 weeks ended July 26, 2003, respectively, from $970,303,000 and $2,110,191,000 for the like periods last year. The increases in sales for the Domestic segment during the 13 and 26 weeks ended July 26, 2003 were primarily a result of a 5% increase in comparable-store sales. The increase in comparable-store sales was driven by increased customer transactions and higher average amount per customer transaction primarily as a result of the Company's new merchandising and marketing initiatives, improved inventory in-stock position and better in-store execution.

Gross profit for the Domestic segment was $252,012,000, or 24.8% of sales, and $552,002,000, or 25.0% of sales, for the 13 and 26 weeks ended July 26, 2003, respectively, compared to $239,379,000, or 24.7% of sales, and $529,585,000, or 25.1% of sales, for the 13 and 26 weeks ended July 27, 2002, respectively. The increase in gross margin for the 13-week period was primarily due to the Company's adoption of EITF 02-16 which resulted in an over 0.3% of sales shift in the classification of vendor funding from a reduction, or offset, in advertising expense to a reduction in merchandise cost reflected through lower cost of merchandise sold.

The Domestic segment incurred operating losses of $25,852,000 and $15,877,000 for the 13 and 26 weeks ended July 26, 2003, respectively, compared to operating losses of $31,063,000 and $24,305,000 for the comparable periods last year. The year-over-year improvement in the Domestic segment's operating results for the 13 and 26 weeks ended July 26, 2003 was primarily due to better leverage of store-level payroll and general and administrative expenses which were partially offset by additional costs incurred related to remerchandising efforts and remodels, as well as the adoption of EITF 02-16.

As a result of the foregoing factors, the Domestic segment recognized pre-tax losses of $27,023,000 and $17,862,000 for the 13 and 26 weeks ended July 26, 2003, respectively, compared to pre-tax losses of $33,323,000 and $28,079,000 for the comparable periods last year.

As described above, during the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance for its net deferred tax assets and net operating loss carryforwards recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit of $57,500,000 due to the extension of the carryback period. Other than the benefit for additional net operating loss carryback recognized during the first quarter of fiscal year 2002, the Domestic segment had no reported tax provision, net of valuation allowance adjustments during the 13 and 26 weeks ended July 26, 2003 and July 27, 2002.

As a result of the foregoing factors, the Domestic segment incurred net losses of $27,023,000 and $17,862,000 for the 13 and 26 weeks ended July 26, 2003, respectively, compared to a net loss of $33,323,000 and net income of $29,421,000 for the comparable periods last year.

International Segment

Sales for the International segment decreased to $30,421,000 and $64,757,000 for the 13 and 26 weeks ended July 26, 2003, respectively, from $35,968,000 and $74,232,000 for the comparable periods last year. Comparable-store sales, which were significantly impacted by an unfavorable currency translation from the weakening of the Mexican Peso against the U.S. Dollar and reduced sales of larger ticket items, such as computers, declined approximately 20% and 18% for the 13 and 26 weeks ended July 26, 2003, respectively. In local currency, comparable-store sales declined approximately 12% and 6% for the 13 and 26 weeks ended July 26, 2003, respectively.

Gross profit for the International segment was $8,424,000, or 27.7% of sales, and $16,889,000, or 26.1% of sales for the 13 and 26 weeks ended July 26, 2003, respectively, compared to $7,604,000, or 21.1% of sales, and $16,726,000, or 22.5% of sales, for the comparable prior year periods. The increase in gross profit as a percentage of sales was primarily due to a sales mix shift towards higher margin supply merchandise from lower margin computer merchandise.

The International segment recognized operating income of $396,000, or 1.3% of sales, and $1,270,000, or 2.0% of sales, for the 13 and 26 weeks ended July 26, 2003, respectively, compared to an operating loss of $210,000 and operating income of $1,134,000, or 1.5% of sales, for the comparable periods last year. The increase in operating profit as a percentage of sales during the second quarter of fiscal year 2003 was due to the increased gross margin rate, which was partially offset by de-leveraging of the International segment's store operating and selling expenses and general and administrative expenses, all of which are consistent with the sales mix shift towards supply merchandise from lower margin computer merchandise.

Minority interest in the net income (loss) of the International segment was $304,000 and $901,000 for the 13 and 26 weeks ended July 26, 2003, respectively, compared to ($36,000) and $707,000 for the 13 and 26 weeks ended July 27, 2002, respectively.

As a result of the foregoing factors, the International segment recognized net income of $317,000, or 1.0% of sales, for the 13 weeks ended July 26, 2003, compared to a net loss of $39,000 for the comparable prior year period. The International segment had net income of $939,000, or 1.5% of sales, and $735,000, or 1.0% of sales, for the 26 weeks ended July 26, 2003 and July 27, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $23,196,000 of cash during the 26 weeks ended July 26, 2003. The net loss of $16,923,000 and cash usage as a result of net working capital changes of $52,819,000, primarily due to a decrease in accrued expenses and increases in inventory and accounts payable, were offset by non-cash depreciation expense of $44,858,000. Since the end of fiscal year 2002, accrued expenses decreased $30,628,000 primarily because of seasonal fluctuations in advertising expenses and bonus payments under the Company's Annual Incentive Bonus Plan. During the first half of fiscal year 2003, inventory and accounts payable increased $15,718,000 and $15,147,000, respectively. The increase in inventory since the end of the prior fiscal year was due to the seasonal build-up of inventory prior to the back-to-school selling season. Year-over-year, inventory decreased $5,341,000 and annualized inventory turns improved to 3.8 times from 3.7 times for the comparable prior year period. Accounts payable-to-inventory leverage increased 1.1% to 44.0% as of July 26, 2003 from 42.9% as of July 27, 2002. The Company's operating activities used $94,597,000 of cash during the 26 weeks ended July 27, 2002, primarily for the purchase of inventory which increased $63,931,000, and the payment of accounts payable, which decreased $80,861,000 since the end of the prior fiscal year.

Net cash used for investing activities was $39,221,000 for the 26 weeks ended July 26, 2003 versus $27,635,000 for the comparable prior year period. Capital expenditures, primarily for new and remodeled superstores, were $38,300,000 for the 26 weeks ended July 26, 2003 and $24,395,000 for the 26 weeks ended July 27, 2002.

Net cash used for financing activities was $20,983,000 for the 26 weeks ended July 26, 2003. Current year financing activities primarily represent a decrease in overdraft balances (checks issued pending clearance that result in overdraft balances for accounting purposes) of $36,603,000 and the redemption of outstanding preferred shares. See "Settlement of Dispute with Gateway" below. The overdraft balances are included as a component of accounts payable in the Company's consolidated balance sheets. The change in overdraft balances since the end of fiscal year 2002 is reflected in the consolidated statements of cash flows as a financing activity. Net cash provided by financing activities was $107,198,000 in the comparable prior year period primarily because of an increase in borrowings under the Company's revolving credit facility and a decrease in overdraft balances.

On March 9, 2002, President Bush signed into law the "Job Creation and Worker Assistance Act" (H.R. 3090). This new tax law temporarily extended the carryback period, to five years from two years, for net operating losses incurred during the Company's taxable years ended in 2001 and 2000. During the first quarter of fiscal year 2002, the Company reversed a portion of the valuation allowance for its net deferred tax assets and net operating loss carryforwards recorded during the fourth quarter of fiscal year 2001 and recognized an income tax benefit of $57,500,000 due to the extension of the carryback period. During fiscal year 2002, the Company received refunds for the additional net operating loss carryback resulting from the extension of the carryback period. As of July 27, 2002, a receivable for the $57,500,000 income tax refund was included in other current assets. Also during fiscal year 2002, the Company received refunds of amounts on deposit with the Internal Revenue Service of approximately $30,000,000 related to prior year tax returns. See "Note 10 of Notes to Consolidated Financial Statements" above for additional information regarding the valuation allowance and the refund received as a result of the extension of the carryback period.

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

During the fourth quarter of fiscal year 2000, the Company entered into a $700,000,000 senior secured revolving credit facility. In May 2003, the Company extended the revolving credit facility until February 28, 2007 and reduced the available borrowing capacity under the revolving credit facility to $550,000,000. The decision to reduce the available borrowing capacity of this credit facility was another benefit of the Company's enhanced supply-chain management programs and processes and the Company's forecasts through fiscal year 2006 which reflect a significant reduction in the need for larger credit availability based on improving positive cash flow. This reduction also served to minimize fees paid on the unused portion of the facility. The revolving credit facility is secured by a first priority perfected security interest in the Company's inventory and certain accounts receivable and provides for borrowings at the bank's base rate or Eurodollar Rate plus 1.75% to 2.50% depending on the level of borrowing. The Company had $115,123,000 of standby letters of credit outstanding as of July 26, 2003, which utilize a portion of the Company's available borrowing capacity under this facility. These letters of credit are issued in connection with the Company's insurance programs and two synthetic operating leases related to its PowerMax inventory distribution facilities. The Company pays quarterly usage fees of between 1.62% and 1.87% per annum on the outstanding standby letters of credit. The Company pays quarterly fees of 0.25% per annum on the unused portion of the revolving credit facility. Available borrowing capacity under the revolving credit facility is calculated as a percentage of the Company's inventory and certain accounts receivable. As of July 26, 2003, the Company had unused and available borrowings under the revolving credit facility of more than $365,000,000. As of July 26, 2003, the Company had outstanding borrowings of $34,000,000 under the revolving credit facility at a weighted average interest rate of 3.02%. As of January 25, 2003, the Company had no outstanding borrowings under this facility.

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

The Company records cost markdowns for inventory not expected to be part of its ongoing merchandise offering. These markdowns amounted to $7,000,000 and $6,250,000 as of July 26, 2003 and January 25, 2003, respectively. Management estimates the required allowance for future inventory cost markdowns based on historical information regarding product sell through and gross margin rates for similar products. If actual sell through or gross margin rates for discontinued inventory are different than management's estimates, additional inventory markdowns may be required and the Company's gross margin could be adversely impacted.

Income Taxes

The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of FAS 109. In accordance with that standard, the Company recorded a charge to establish a valuation allowance for its net deferred tax assets and net operating loss carryforwards of $170,616,000 in the fourth quarter of fiscal year 2001. As of July 26, 2003, the valuation allowance was approximately $115,570,000, which represents a full valuation allowance of the Company's net deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support the reversal of some portion or the remainder of the allowance. Until such time, except for minor state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. Any future decision to reverse a portion or all of the remaining valuation allowance will be based on consideration of several factors including, but not limited to, the Company's expectations regarding future taxable income and the Company's cumulative income or loss in the then most recent three-year period. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for possible impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable by the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If impairment exists, the carrying amount of the asset is reduced to fair value or fair value less the cost to sell depending upon whether the asset is held for use or disposal, respectively. The Company evaluates possible impairment of long-lived assets for each of its retail stores individually based on management's estimate of the store's future earnings before interest, taxes, depreciation and amortization. Long-lived assets for which the Company cannot specifically identify cash flows that are largely independent of the cash flows of other long-lived assets, such as its corporate and distribution facilities, are evaluated based on management's estimate of the Company's future consolidated operating cash flows. During the second quarter of fiscal years 2003 and 2002, the Company recorded impairment losses of $593,000 and $1,777,000, respectively. If actual future operating results or cash flows are different than management's estimates, additional impairment losses may be required to be recorded.

Goodwill

Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142"), that was effective for the Company as of the beginning of fiscal year 2002, goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually. The Company completed the initial impairment test during the second quarter of fiscal year 2002 and concluded that the fair value of both of the Company's reporting units (Domestic and International) exceeded their carrying values as of January 27, 2002 and, therefore, no impairment existed at that date. In addition to the initial impairment test completed during the second quarter of fiscal year 2002, the Company elected to perform the first of its annual tests during the fourth quarter of fiscal year 2002 and concluded that the fair value of both of the Company's reporting units exceeded their respective carrying values and no impairment charge was required. The Company engaged a financial advisory firm to assist management in completing the impairment tests and to prepare certain analyses regarding the fair value of the Company's reporting units. In developing its analyses, the financial advisory firm reviewed plans prepared by management, interviewed senior managers of the Company and performed independent research. Calculations regarding the fair value of the Company's reporting units, including the analyses prepared by the financial advisory firm, rely primarily on forecasts and projections regarding future operating results and cash flows, which require management to make estimates and assumptions. If actual operating results or cash flows are different than management's estimates and assumptions, the Company could be required to record impairment charges in future periods. The Company will be required to complete an annual impairment test during its fourth fiscal quarter each year.

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

As noted above, the Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which vendors reimburse the Company for a portion of its advertising expenses and other costs. In accordance with the transition provisions of EITF 02-16, the Company is required to adopt the new guidance prospectively as it negotiates agreements with new vendors or modifies existing agreements. The Company's vendor agreements typically do not have expiration dates and remain in effect until replaced, and therefore, it is expected to take up to 18 months to cycle through all vendor program negotiations in the normal course of business. As a result of the more restrictive standards defined in Issue 1 of EITF 02-16, the Company is required to record certain consideration received from its vendors as a reduction of cost of merchandise sold, which previously would have been recognized as a reduction of a related advertising expense. This change in accounting may impact the timing of recognition of cash consideration received from the Company's vendors and increase its gross profit and net advertising expenses. These changes do not affect the total amount of vendor income the Company receives from its vendors. The application of the new guidance reduced earnings by approximately $0.01 per diluted share during each of the first and second quarters of fiscal year 2003. The estimated effect of the prospective adoption of EITF 02-16 for the remainder of fiscal year 2003 is a reduction of earnings of $0.01 to $0.02 per diluted share per quarter.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies consolidation requirements for variable interest entities ("VIEs") which establishes additional factors beyond ownership of a majority voting interest to indicate that a company has a controlling financial interest in an entity (or a relationship sufficiently similar to a controlling financial interest that it requires consolidation). Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns, if they occur. This interpretation applies immediately to variable interest entities created or obtained after January 31, 2003 and must be retroactively applied to holdings in variable interest entities acquired before February 1, 2003 in interim and annual financial statements issued for periods beginning after June 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company leases two of its PowerMax distribution facilities from VIEs (previously referred to as special purpose entities or SPEs) that have been established by nationally prominent, creditworthy commercial lessors to facilitate the financing of the inventory distribution facilities. The VIEs finance the cost of the property through the issuance of commercial paper. The Company has provided standby letters of credit of approximately $81,000,000 in support of the commercial paper. In the event that the Company defaults on its obligations under the leases, the VIEs could draw on the letters of credit in order to redeem the commercial paper. These letters of credit utilize a portion of the Company's available borrowing capacity under its revolving credit facility. Upon expiration of the synthetic operating leases, the Company can elect to purchase the related assets of both facilities at a total cost specified in the lease agreements of approximately $80,000,000. If the Company does not elect to purchase the related assets, the Company is required to honor certain fair value guarantees. These guarantees require the Company to reimburse the lessor for any shortfall from a fair value specified in the lease agreements. Currently, the Company expects to purchase the related assets upon expiration of the synthetic operating leases or otherwise enter into an arrangement to maintain the continued use of these facilities.

Based on the provisions of FIN 46, as of the beginning of its third quarter of fiscal year 2003, the Company is required to consolidate in its financial statements the assets and related depreciation, liabilities and non-controlling interests of the VIEs involved in the leasing of its PowerMax inventory distribution facilities. The Company's third quarter consolidated financial statements will reflect the outstanding debt of the VIEs of approximately $80,000,000 in other long-term liabilities. Also as a result of consolidating the VIEs, the Company's consolidated financial statements will reflect the net fixed assets of the VIEs of approximately $60,000,000 which is net of accumulated depreciation of approximately $20,000,000.

The Company has elected to adopt the provisions of FIN 46 prospectively with a cumulative-effect adjustment as of the beginning of the third quarter of fiscal year 2003. Accordingly, the Company will record a non-cash extraordinary loss of approximately $20,000,000 in its fiscal third quarter which represents the excess of the carrying value of the newly consolidated liabilities and non-controlling interests over the carrying value of the newly consolidated assets. As a result of consolidating the VIEs, the Company will incur additional depreciation expense of approximately $1,000,000 per quarter beginning in the third quarter of fiscal year 2003. Consolidation of the VIEs will have no impact on the Company's cash flows.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The provisions of FAS 149 are required to be applied prospectively. The adoption of FAS 149 had no impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150"). FAS 150 requires that three classes of freestanding financial instruments that embody obligations for entities be classified as liabilities. Generally, FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 had no impact on the Company's financial position or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (including information incorporated by reference), contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any information in this report that is not historical information is a forward-looking statement which may be identified by the use of language such as "may," "will," "should," "expects," "plans," "anticipates," "estimates," "believes," "thinks," "continues," "indicates," "outlook," "looks," "goals," "initiatives," "projects," or similar expressions. These statements are likely to address the Company's growth strategy, future financial performance (including sales, gross margin and earnings), strategic initiatives (including the Company's proposed combination with Boise Cascade Corporation), marketing and expansion plans, and the impact of operating initiatives. The forward-looking statements, which speak only as of the date of this report, are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated, projected or implied in the forward-looking statements. These risks and uncertainties include those described in Exhibit 99.1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 25, 2003, and in other reports and exhibits to those reports filed with the Securities and Exchange Commission. You are strongly urged to review such filings for a more detailed discussion of such risks and uncertainties. The Company's filings with the Securities and Exchange Commission are available at no charge at www.sec.gov and www.freeEDGAR.com, as well as on a number of other web sites, including OfficeMax.com, under the investor information section. These risks and uncertainties also include the following: risks associated with general economic conditions (including the effects of continuing hostilities in Iraq and Afghanistan, additional terrorist attacks and hostilities, decline in the stock market, currency devaluation, slower than anticipated economic recovery and declining employment rate or other changes in our customers' business environments, including an increase in bankruptcy filings); increasing competition that includes office supply superstores, wholesale clubs, contract stationers, computer and electronics superstore retailers, Internet merchandisers and mass merchandisers, as well as grocery and drug store chains; the result of continuing FAS 142 assessments; the impact of the adoption of EITF 02-16 and FIN 46 along with other new accounting pronouncements; and the risk that the Company's proposed combination with Boise Cascade Corporation is not consummated. The foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

As of July 26, 2003, there had not been a material change in any of the market risk information disclosed by the Company in its Annual Report on Form 10-K for the year ended January 25, 2003. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" on page 36 of the Company's Annual Report on Form 10-K for the year ended January 25, 2003, filed with the Securities and Exchange Commission on April 8, 2003, for more detailed information regarding market risk.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 6, 2003, a lawsuit was filed against the Company and certain of its directors in the Court of Common Pleas, Cuyahoga County, Ohio. The lawsuit purports to be brought as a class action on behalf of the Company's shareholders. The lawsuit alleges that the Company and its board of directors breached their fiduciary duties by approving the terms of the proposed merger with Boise Cascade Corporation. The lawsuit seeks an order preventing the Company from proceeding with the merger, along with other injunctive relief. The Company believes the lawsuit is without merit and intends to vigorously contest the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A. The 2003 Annual Meeting of Shareholders of OfficeMax was held on June 5, 2003. Shareholders of record at the close of business on April 9, 2003, were entitled to vote at the Annual Meeting of Shareholders.

B. The following persons were nominated to serve, and were elected, as directors of the Company to serve a term of two years or until their successors are elected: Michael Feuer, Lee Fisher, Edwin Holman and Jerry Sue Thornton. The voting results for each nominee were as follows:

                        Name              For           Withheld
                        ----              ---           --------
            Michael Feuer             107,558,605      11,357,097
            Lee Fisher                111,745,079       7,170,623
            Edwin Holman              114,453,945       4,461,757
            Jerry Sue Thornton        111,747,572       7,168,130

C. The proposal regarding approval of the Company's Annual Incentive Bonus Plan received the following votes:

                    For                Against          Abstain
                    ---                -------          -------
                  110,366,608         8,134,599         414,961

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:                   See Exhibit Index on page 31 of this report.

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

                                    A Current Report on Form 8-K reporting
                                    under Item 9, pursuant to Item 12,
                                    Disclosure of Results of Operations and
                                    Financial Condition, was filed on June 5,
                                    2003, providing an update for the
                                    Company's fiscal second quarter ended
                                    July 26, 2003, and regarding the results of the voting on two items at its annual meeting of shareholders.

                                    A Current Report on Form 8-K reporting
                                    under Item 5, Other Events, was filed on July 14, 2003, regarding an agreement and plan of merger among the Company, Boise Cascade Corporation and Challis Corporation.

                                    A Current Report on Form 8-K reporting
                                    under Item 9, pursuant to Item 12,
                                    Disclosure of Results of Operations and
                                    Financial Condition, was filed on August
                                    12, 2003, regarding the results for the
                                    Company's fiscal second quarter ended
                                    July 26, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OFFICEMAX, INC.

Date:  August 26, 2003              By: /s/ Michael F. Killeen
                                        ------------------------------------
                                            Michael F. Killeen
                                            Senior Executive Vice President,
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.   Description of Exhibit
*10.1         Amended and Restated Employment Agreement dated June 19, 2003, by and between Michael Feuer and the Company.

*10.2         Executive Severance Agreement dated June 24, 2003, between the
              Company and Gary Peterson.

*10.3         Executive Severance Agreement dated June 24, 2003, between the
              Company and Michael Killeen.

*10.4         Executive Severance Agreement dated June 24, 2003, between the
              Company and Harold Mulet.

*10.5         Executive Severance Agreement dated June 24, 2003, between the
              Company and Ryan Vero.

*10.6         Executive Severance Agreement dated June 24, 2003, between the
              Company and Phillip DePaul.

*10.7         OfficeMax Retention Bonus Program for Senior Management date as of
              July 25, 2003.

31.1          Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley
              Act.

31.2          Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley
              Act.

32.1 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.